Form 10-Q
period 2008-03-31
GUARDIAN ZONE TECHNOLOGIES INC
filed 2008-05-21
CIK 1364969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008      or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-148335
Guardian Zone Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-1181998

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 Woodwide Road, Chagrin Falls, Ohio	44022

(Address of principal executive offices)	(Zip Code)
(440) 821-4822

(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  YES     ☐  NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  YES     ☑  NO
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐  YES     ☐  NO
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
As of May 20, 2008, 39,338,287 shares of the issuer’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
Financial Statements for the Three Months
Ended March 31, 2008 and March 31, 2007
and the Period from Inception (September 25, 2002)
to March 31, 2008
(Unaudited)

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

PAGE
Balance Sheets as of March 31, 2008 and December 31, 2007 (Unaudited)	i-1

Statements of Operations for the three months ended March 31, 2008, March 31, 2007 and from Inception (September 25, 2002) to March 31, 2008 (Unaudited)	i-2

Statement of Stockholders’ Deficit from Inception (September 25, 2002) to March 31, 2008 (Unaudited)	i-3 – i-4

Statements of Cash Flows for the three months ended March 31, 2008, March 31, 2007 and from Inception (September 25, 2002) to March 31, 2008 (Unaudited)	i-5

Notes to Financial Statements (Unaudited)	i-6 – i-24

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	As of	As of
	3/31/2008	12/31/2007
ASSETS

CURRENT ASSETS
Cash	$323	$227

Total current assets	323	227

FIXED ASSETS
Office equipment net of accumulated depreciation of $555 and $474, respectively	1,061	1,142

OTHER ASSETS
Patent (Note 5)	58,408	58,408

TOTAL ASSETS	$59,792	$59,777

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$450,333	$454,465
Accrued interest (Notes 8, 9 and 11)	28,526	21,103
Accrued expenses (Note 6)	212,489	123,644
Line of credit — (Note 8)	44,105	45,185
Notes payable — convertible (Note 9)	226,250	226,250
Notes payable — related parties (Note 11)	36,867	29,748
Notes payable	2,500	2,500

Total current liabilities	1,001,070	902,895

TOTAL LIABILITIES	1,001,070	902,895

STOCKHOLDERS’ DEFICIT
Common stock, $.0001 par value, 100,000,000 shares authorized, 39,338,287 shares issued and outstanding	3,934	3,934
Additional paid-in-capital	825,334	825,334
Deficit accumulated during the development stage	(1,770,546)	(1,672,386)

Total stockholders’ deficit	(941,278)	(843,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$59,792	$59,777

The accompanying notes are an integral part of the financial statements.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			Inception
	Three months	Three months	(September 25,
	Ended	Ended	2002)
	March 31,	March 31,	to March 31,
	2008	2007	2008
REVENUES	$—	$—	$—

OPERATING EXPENSES
Research and development expenses	—	—	616,996
Selling, general and administrative	55,522	25,406	617,071
Merger settlement costs	—	30,000	62,000
Consulting fees	—	—	63,875
Consulting fees — related party	34,000	15,000	282,900
Depreciation	81	19	555

OPERATING LOSS	(89,603)	(70,425)	(1,643,397)

OTHER INCOME (EXPENSE)
Interest expense	8,558	2,535	47,149
Debt discount on convertible notes	—	8,572	20,000
Litigation settlement	—	—	60,000

TOTAL OTHER INCOME (EXPENSE)	(8,558)	(11,107)	(127,149)

NET LOSS	$(98,161)	$(81,532)	$(1,770,546)

Net loss per common share — basic	$(0.00)	$(0.00)

Weighted average number of shares outstanding	39,338,287	38,400,000

The accompanying notes are an integral part of the financial statements.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Inception (September 25, 2002) to March 31, 2008
(Unaudited)

					Accumulated
					Deficit
	Common Stock		Additional	Stock	During	Total
		$ .0001	Paid In	Subscription	Development	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Deficit

Balance, September 25, 2002	—	$—	$—	$—	$—	$—

Issuance of common stock	3,799,742	380	120	—	—	500

Common stock subscriptions shares not issued until 2003	—	—	—	40,000	—	40,000

Net loss	—	—	—	—	(66,063)	(66,063)

Balance, December 31, 2002	3,799,742	$380	$120	$40,000	$(66,063)	$(25,563)

Recapitalization -
cancellation of common stock	(3,799,742)	(380)	380	—	—	—
reissuance of common stock

5 for 1stock split	18,997,361	1,900	(1,900)	—	—	—

Issuance of common stock per
stock subscriptions from 2002	506,596	51	39,949	(40,000)	—	—

Issuance of common stock	4,052,770	405	179,595	(10,000)	—	170,000

Issuance of common stock in lieu of consulting services	1,266,491	127	49,873	—	—	50,000

Net loss	—	—	—	—	(251,319)	(251,319)

Balance, December 31, 2003	24,823,218	$2482	$268,018	$(10,000)	$(317,382)	$(56,882)

Issuance of common stock	2,634,301	263	114,737	—	—	115,000

Stock Subscription Receivable from December 31, 2004	—	—	—	7,000	—	7,000

Net loss	—	—	—	—	(131,180)	(131,180)

Balance, December 31, 2004	27,457,519	$2,746	$384,274	$(3,000)	$(448,562)	$(66,062)

Issuance of common stock	10,030,608	1,003	328,997	—	—	330,000

Issuance of common stock in lieu of consulting services	911,873	91	29,909	—	—	30,000

Net loss	—	—	—	—	(464,886)	(464,886)

Balance, December 31, 2005	38,400,000	$3,840	$741,660	$(3,000)	$(913,448)	$(170,948)
The accompanying notes are an integral part of the financial statements.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT — (continued)
Inception (September 25, 2002) to March 31, 2008
(Unaudited)

					Accumulated
					Deficit
	Common Stock		Additional	Stock	During	Total
		$ .0001	Paid In	Subscription	Development	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Deficit

Payment of Stock Subscription Receivable from December 2004	—	—	—	3,000	—	3,000

Issuance of 6% convertible notes conversion feature of debt	—	—	20,000	—	—	20,000

Net loss	—	—	—	—	(265,540)	(265,540)

Balance, December 31, 2006 (audited)	38,400,000	$3,840	$761,660	$—	$(1,178,988)	$(413,488)

Conversion of 6% convertible notes conversion feature of debt	80,000	8	19,992	—	—	20,000

Issuance of Common stock Corporate merger	1,600,000	160	31,840	—	—	32,000

Retirement of shares held for litigation settlement	(769,490)	(77)	77	—	—	—

Issuance of common stock in settlement of loan	27,777	3	11,765	—	—	11,768

Net loss	—	—	—	—	(493,397)	(493,397)

Balance, December 31, 2007 (unaudited)	39,338,287	$3,934	$825,334	$—	$(1,672,385)	$(843,117)

Net loss	—	—	—	—	(98,161)	(98,161)

Balance, March 31, 2008 (unaudited)	39,338,287	$3,934	$825,334	$—	$(1,770,546)	$(941,278)

The accompanying notes are an integral part of the financial statements.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From Inception
	Three months	Three months	(September 25,
	Ended	Ended	2002)
	March 31, 2008	March 31, 2007	to March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(98,161)	$(81,532)	$(1,770,546)
Adjustments to reconcile net loss from operations to net cash used in operating activities:	—
Stock based compensation	—	—	112,000
Depreciation	82	19	555
Debt discount on convertible notes	—	8,572	20,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	—	(5,000)	—
Increase (decrease) in accounts payable	(4,132)	(6,859)	450,333
Increase in accrued interest	7,423	1,305	28,527
Increase in accrued expense	88,845	—	212,489
Increase (decrease) in litigation settlement		(10,000)

Net cash used in operating activities	(5,943)	(93,495)	(946,642)

Cash flows from investing activities
Purchase of fixed assets	—	—	(1,616)
Patent expenditures	—	(1,131)	(58,408)

Net cash used in investing activities	—	(1,131)	(60,024)

Cash flows from financing activities
Proceeds from bank credit line	—	—	50,000
Proceeds from notes payable	—	—	60,000
Proceeds from notes payable — related parties	7,119	4,057	97,077
Repayment of bank line of credit	(1,080)	(952)	(5,895)
Repayment on notes payable	—	—	(60,000)
Repayment on notes payable — related parties	—	—	(57,710)
Proceeds from notes payable — convertible	—	100,000	246,250
Proceeds from sale of common stock	—	—	677,267

Net cash provided by financing activities	6,039	103,105	1,006,989

Net change in cash	96	8,479	323
Cash — beginning	227	687	—

Cash — ending	$323	$9,166	$323

Supplemental disclosures
Interest paid	$936	$1,300	$11,498

Conversion value on 6% convertible notes	$—	$—	$20,000

Common stock issued for merger	$32,000	$—	$32,000

The accompanying notes are an integral part of the financial statements.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 1 — ORGANIZATION AND PURPOSE
Nature of operations:
The Company was incorporated in the state of Ohio on September 25, 2002 under the name, Safe Zone Technologies, Inc. On August 31, 2005, the Company was granted permission by the state of Ohio to change its name to Guardian Zone Technologies, Inc. On October 2, 2007, a new entity was formed in the state of Delaware under the name GZT, Inc. GZT, Inc. (Delaware) was formed to be the successor corporation to Guardian Zone Technologies, Inc. (Ohio). On October 9, 2007, GZT, Inc. (Delaware) filed a Certificate of Amendment with the Secretary of State of the State of Delaware to change its name to Guardian Zone Technologies, Inc. (Delaware).
Guardian Zone Technologies, Inc. has been engaged in developing technology solutions for more than six different electronic search and rescue concepts and design components. Through its wireless location services and products, the Company seeks to provide retailers, the entertainment industry and law enforcement agencies nationwide, among other potential customers, with state-of-the-art tracking devices for search and rescue. The Company is currently classified as a development stage company since it is devoting substantially all of its efforts to establish a new business and the planned principal operations have not yet commenced.
The accompanying financial statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheets of the Company at March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.
A Development Stage Company:
The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived therefrom.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 1 — ORGANIZATION AND PURPOSE — (continued)
As of March 31, 2008, the Company has not fully commenced nor has it received revenues from its planned principal operations.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Definition of Fiscal Year:
The Company’s fiscal year end is December 31.
Cash and Cash Equivalents:
Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without restrictions.
Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from these estimates.
Fair Value of Financial Instruments
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities that are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to their short-term nature.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Earnings (Loss) Per Share Calculations:
Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.
For all periods presented, the Company has sustained losses, which would make use of equivalent shares antidilutive and, as such, the calculation has not been included.
Fixed assets
Fixed assets are recorded at historical cost and are depreciated on a straight-line basis over their estimated useful lives. Capitalized office equipment totaling $1,616 has an estimated useful life of 5 years. Depreciation expense for the three months ended March 31, 2008 and March 31, 2007, was $81 and $19, respectively.
Income taxes:
In accordance with FASB 109, “Accounting for Income Taxes”, the Company recognizes deferred tax assets and liabilities for timing differences between the financial statement and tax bases of assets and liabilities.
At this time, it is not possible to determine the timing of when, if ever, the Company will begin operations and therefore the future tax benefit cannot be determined and consequently an allowance has been recorded for the full amount of the benefit.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statements No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements, the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact that FIN 48 will have on our financial statements.
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.
Management believes that the adoption of SFAS No. 157 will not have a material impact on the financial results of the Company. In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159).
FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, (SFAS 160) which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” (SFAS 161) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and(c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.
NOTE 4 — GOING CONCERN
As shown in the accompanying financial statements, the Company incurred net losses since inception (September 25, 2002) to March 31, 2008 of $1,770,546.
The Company’s current liabilities exceeded its current assets by $1,000,747 and its total liabilities exceeded its total assets by $941,278 during the period ended March 31, 2008. The Company is a development stage company and as such, has been funded through the issuance of corporate debt and common stock. There have been no revenues generated through product sales.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 4 GOING CONCERN — (continued)
The Company is in the process of obtaining funding to complete the development of its wireless location services and products in order to go to market. The ability of the Company to obtain this funding as well as the timing and amount of funding available, create an uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
NOTE 5 — PATENT
On September 28, 2002, the Company entered into a licensing agreement with Thomas J. Radu (“Radu”) and Ronald Kazdin (“Kazdin”). Per terms of the agreement, the Company has agreed to pay for all costs related to obtaining the patent on Radu’s and Kazdin’s child safety products as well as all of the research and development costs of the products. In exchange for these cash outlays, the Company will have the exclusive right to sell any and all child safety products arising from the patent owned by Radu and Kazdin.
Since the patent’s ownership remains with Radu and Kazdin, the Company will also be allowed to recoup all monies expended for obtaining the patent of the child safety products by offsetting any future royalties due Radu and Kazdin until such time as the Company has recovered all such patent costs.
Radu and Kazdin were granted their patent in May 2006. On February 1, 2007, Radu and Kazdin entered into an expanded licensing agreement with the Company in which the issued patent was licensed to the Company.
On May 10, 2007 an addendum was added to the license agreement which stated that all previous costs associated with the patent have been paid by the Company including but not limited to, the cost of developing the Patent Rights and filing with the United States Patent & Trademark office in order to acquire the patent rights.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 5 — PATENT — (continued)
On October 2, 2007, Thomas Radu and Ronald Kazdin, the owners of the patent, entered into an Assignment of Patent with the Company, whereby the Company is entitled to receive the entire right, title and interest in all United States and foreign patents and inventions produced using such patent. The Company received the assignment of the patent as payment in full for all of the patent and research and development expenditures made on behalf of Radu and Kazdin.
The total costs associated in obtaining patent and research and development expenditures as of March 31, 2008, are as follows:

As of
March 31, 2008
Costs in obtaining patent	$58,408
Research and development	$616,996
Costs associated in obtaining a patent totaling $58,408 are being capitalized and will be amortized when operations commence.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
EMPLOYMENT CONTRACTS
Effective January 31, 2008, the Company entered into Employment Agreements with Thomas J. Radu, President/Chief Executive Officer and Donald David Klins (“Klins”), Treasurer/Secretary/Chief Financial Officer. The Agreements are for a term of one-year each and are renewable in incremental one-year extensions. The base compensation for Radu and Klins is $120,000 and $60,000, respectively. Due to financial considerations, the Company has not been able to pay any wages. As such, the Company has recorded a liability of $35,215 or two months worth of compensation as accrued wages as of March 31, 2008.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 6 — COMMITMENTS AND CONTINGENCIES — (continued)
LIABILITY FOR RESEARCH AND DEVELOPMENT CONTRACT
On April 30, 2007, the Company entered into a Consulting Agreement with Hoffman Electronics, Inc. (“Hoffman”). The agreement was issued in response to the continued effort and support provided by Hoffman Engineering, Inc. since the inception of the corporation and was meant to reward Hoffman and also to obtain their continued support in the further advancement of the Company’s research and development projects. The Agreement is for one (1) year and expires on April 30, 2008. The contract allows for an extension by mutual agreement in writing for additional one (1) month terms.
The terms of the Agreement call for an hourly rate of sixty-five dollars ($65), reimbursement of all out-of-pocket expenses and the issuance of one million six hundred thousand shares (1,600,000) of common stock valued at two cents ($.02) per share. The Company expensed $32,000 on September 30, 2007 to record the fair value of one million six hundred thousand shares. As of March 31, 2008, the shares had not been issued resulting in the liability for research and development contract accrual.
LIABILITY FOR CONSULTING SERVICES
On January 1, 2008, the Company entered into an Agreement with Donald David Klins, CPA (“Klins”). The agreement was issued in response to the continued effort and support provided by Klins since the inception of the corporation and was meant to reward Klins for consulting services that were vital to the advancement of the Company’s strategic planning and development projects.
The terms of the Agreement call for the issuance of one million seven hundred thousand shares (1,700,000) of common stock valued at two cents ($.02) per share. The Company expensed $34,000 on January 31, 2008 to record the fair value of one million seven hundred thousand shares. As of March 31, 2008, the shares had not been issued resulting in the liability for consulting services accrual.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 7 — LIABILITY FOR LITIGATION — SETTLEMENT AGREEMENTS
On March 25, 2006, the Company entered into an Employment Agreement with John F. Zak as Chief Executive Officer. His annual base salary was to be $120,000. Shortly after the signing of this Agreement, the Company discovered personal misrepresentations by Mr. Zak and the Employment Agreement was terminated by the Company. Subsequently, Mr. Zak filed a lawsuit against the Company for wrongful termination. The Company settled this litigation for $60,000 on March 28, 2007. Per the terms of settlement, the Company put 769,490 shares of common stock (represented by 5 certificates) into escrow. Each certificate was issued for 153,898 shares of stock.
As per the terms of the agreement, Mr. Zak was to receive $60,000 for which he agreed to relinquish all claims against the Company and also to return his 769,490 shares of common stock. The shares were issued in five (5) certificates of 153,898 shares and were to be held in escrow until final payment to Mr. Zak. As payments were received by Mr. Zak, a certificate was to be released from escrow and returned to the Company. Mr. Zak received the final payment of $12,500 on November 15, 2007; As of November 28, 2007, all shares were released from escrow.
NOTE 8 — LINE OF CREDIT — NATIONAL CITY BANK
On July 1, 2006, the Company obtained an unsecured Small Business Credit Line with National City Bank in the amount of $50,000. The credit line was needed in order to repay a $50,000 “bridge” loan from a potential investor.
The Small Business Credit Line has an annual interest rate of 10.25% and is personally guaranteed by Thomas J. Radu. Interest in the amount of $936 and $1,230 was paid during the three month period ended March 31, 2008 and March 31, 2007, respectively.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 9 — CONVERTIBLE DEBENTURES
On September 6, 2006, the Company issued three (3) convertible notes. Two of the notes were issued with a face value of $5,000 while the third note had a face value of $10,000. Each note contained an Original Conversion Price (subject to adjustment) of 0.0758 shares per $1,000 purchased.
The Company determined the convertible debentures to have a beneficial conversion feature totaling $20,000. The beneficial conversion feature was recorded as a debt discount amortized over the life of the loans. The beneficial conversion feature was valued using the intrinsic value method with the following assumptions: a stock price of $1,678 and an exercise price of $.0758 shares per $1,000 purchased.
The notes were due or convertible into common stock April 1, 2007. On April 1, 2007, all three (3) notes were converted into common stock. Each $5,000 note was converted into 20,000 shares while the $10,000 note was converted into 40,000 shares.
The Company has recognized the amortized debt discount in the amount of $8,572 for the three months ended March 31, 2007.
During the period from March 15, 2007 through September 13, 2007, the Company issued the following five (5) convertible notes:

Date of	Maturity	Face Value	Annual
Issuance	Date	of Note	Interest Rate
March 15, 2007	March 15, 2008	$100,000	12.00%
May 23, 2007	May 23, 2008	$50,000	12.00%
June 1, 2007	June 1, 2008	$13,750	12.00%
July 15, 2007	July 15, 2008	$12,500	12.00%
Sept.13, 2007	Sept.13, 2008	$50,000	12.00%
The Company has determined that the 12.00% convertible debentures do not have a beneficial conversion feature since the market price of the stock at issuance of the debentures was $.02 per share, which was less than the conversion price of $.25 per share.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 9 — CONVERTIBLE DEBENTURES — (continued)
The $100,000 note due on March 15, 2008 is currently in default. The note shall be due and payable upon written demand by holder if an event of default occurs. The Company is currently working to correct the default.
The Company continues to accrue interest on the note at the stated annual interest rate of 12%. Accrued interest on these notes at March 31, 2008 is $23,422.
NOTE 10 — NOTE PAYABLE
A loan of $10,000 from an individual originated on September 13, 2005 and was originally intended to be used for the purchase of common stock.
Due to unforeseen circumstances, the individual decided not to purchase the stock. The loan is unsecured, has an annual interest rate of 8% and is due on demand.
On November 28, 2007, the Company entered into a Settlement Agreement and Mutual Release with SV LLC, i.e., Susan Schultz, to convert the $10,000 note plus all accrued interest ($1,767) into shares of common stock. For this consideration, SV LLC will receive twenty-seven thousand seven hundred and seventy-seven (27,777) shares of common stock.
NOTE 11 — RELATED PARTY TRANSACTIONS
The outstanding loans from shareholders as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Ronald Kazdin	$960	$960
Thomas J. Radu	33,407	26,288
James W. Margulies	2,500	2,500

	$36,867	$29,748

The Company received a $750 loan from Ronald Kazdin on October 17, 2005, an additional $2,000 loan on September 20, 2006 and a third loan in the amount of $210 on January 2, 2007. The Company

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 11 — RELATED PARTY TRANSACTIONS — (continued)
made a repayment in the amount of $2,000 to Mr. Kazdin on May 25, 2007. The loans have an annual interest rate of 8% and are due on demand. The balance of $33,407 due to Thomas J. Radu represents various loans since the inception of the Company.
The Company received additional loans from Mr. Radu in the amount of $7,119 during the three month period ended March 31, 2008 and made a repayment to him in the amount of $5,000 on November 11, 2007. The loans have an annual interest rate of 8% and are due on demand.
On November 14, 2007, the Company received a $2,500 loan from James W. Margulies. The loan is non-convertible, is due on demand and has an annual interest rate of 8%. Mr. Margulies is also a holder of Company convertible debentures. He made loans to the Company on July 15, 2007 and November 13, 2007, in the amounts of $12,500 and $50,000, respectively. (See Note 9 — CONVERTIBLE DEBENTURES for more details).
Accrued interest on shareholder loans is $5,104 and $4,432 as of March 31, 2008 and December 31, 2007, respectively.
At March 31, 2008, accounts payable includes an amount due to Donald David Klins, CPA, in the amount of $31,456, for professional services rendered to the Company. Mr. Klins is a shareholder as well as an officer and director. During the three months ended March 31, 2008 and 2007, Mr. Klins rendered services to the Company in the amounts of $175 and $3,230 respectively.
On January 1, 2008, the Company entered into an Agreement with Donald David Klins, CPA. The terms of the Agreement call for the issuance of one million seven hundred thousand shares (1,700,000) of common stock valued at two cents ($.02) per share. The Company expensed $34,000 on January 31, 2008 to record the fair value of one million seven hundred thousand shares. As of March 31, 2008, the shares had not been issued resulting in the liability for consulting services accrual. (See Note 6 — COMMITMENTS AND CONTINGENCIES for more details).

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 12 — COMPANY MERGER
On March 2, 2007, the Company entered into an Agreement and Plan of Merger with Curtis Acquisition, Inc., a Delaware corporation, and Heatherwood, Inc., a Delaware corporation. Per the Agreement, Guardian Zone Technologies, Inc., an Ohio Corporation,
and Heatherwood, Inc. were merged into Curtis Acquisition Inc. (the “Merger”). The name of the surviving corporation, Curtis Acquisition, Inc. was changed to as Guardian Zone Technologies, Inc., a Delaware corporation.
The surviving corporation was authorized to issue 100,000,000 shares of common stock. The terms and conditions of the merger were as follows:
The surviving corporation was to pay:
a.	$30,000 to the shareholders of Heatherwood, Inc. within five (5) days of the Effective Time of the Merger,

b.	$60,000 to the shareholder of the Surviving Corporation, within ninety (90) days of the date of first trading as a publicly traded Company, secured by a promissory note,

c.	1,600,000 shares of common stock to the shareholders of Heatherwood, Inc.

d.	38,400,000 shares of common stock to the shareholders of Guardian Zone Technologies, Ohio.
Upon the Effective Time of the Merger, the shares of Curtis Acquisition, Inc., Guardian Zone Technologies, Inc. (Ohio) and Heatherwood Inc., were to be surrendered and extinguished. Subsequently, Guardian Zone Technologies, Inc. (Ohio) was to be dissolved. (See Note 13 —STOCKHOLDERS’ DEFICIT for more details).
On March 7, 2007, per the Merger Agreement, $30,000 was paid to Doug Furth, a shareholder of Heatherwood, Inc., as a commission for consummating the merger.
On April 13, 2007, the effective date of the Merger, Guardian Zone Technologies, Inc., a Delaware corporation, issued one million six hundred thousand (1,600,000) shares of common stock

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 12 — COMPANY MERGER (continued)
to Heatherwood, Inc. and thirty-eight million four hundred thousand (38,400,000) shares of common stock to the shareholders of Guardian Zone Technologies, Inc., an Ohio Corporation, in consideration of the Merger.
The shares issued to the shareholders of Guardian Zone Technologies, Inc. (Ohio) were part of a capital restructuring contemporaneous with the Merger in order to provide a certain level of ownership percentage to the original shareholders of Guardian zone Technologies, Inc. and as such were classified as a stock dividend.
The stock dividend was based on the premise that the shareholders of Guardian Zone Technologies, Inc. (Ohio) were to retain 96.00% ownership of the surviving corporation, Guardian Zone Technologies, Inc. (Delaware). Management determined that of the 100,000,000 authorized shares, only forty percent (40.00%) or forty million (40,000,000) shares were to be issued and outstanding at the date of merger. Ninety-six percent (96.00%) of the forty million (40,000,000) shares or thirty-eight million four hundred thousand shares (38,400,000) were to be distributed to the shareholders of record of Guardian Zone Technologies, Inc. (Ohio) at the date of merger. This conversion amounted to each outstanding share of Guardian Zone Technologies, Inc. (Ohio) being converted into approximately forty-nine thousand six hundred forty-four (49,644) shares of Guardian Zone Technologies, Inc. (Delaware).
The number of outstanding shares of Guardian Zone Technologies, Inc. (Ohio) used in this calculation was seven hundred and seventy-seven and one-half (773.5) shares. This included not only the seven hundred and fifty-eight (758) shares held by shareholders but also the fifteen and one-half (15.5) shares of common stock held in escrow for John Zak.
Due to a technical breach of the Merger Agreement by Curtis Acquisition, Inc. and Heatherwood, Inc. on October 1, 2007, Guardian Zone Technologies, Inc. (Ohio) determined that it was in its best interests that the Merger be reversed.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 12 — COMPANY MERGER (continued)
Consequently, on October 9, 2007, the Merger was reversed by filing a Certificate of Correction of the Certificate of Merger with the Secretary of State of the State of Delaware. As a result, under Delaware law, each of Curtis Acquisition, Inc. and Heatherwood, Inc. resumed their existence as though the Merger had never been effected; however, under Ohio law, the existence of Guardian Zone Technologies, Inc. (Ohio) could not be reinstated.
On October 2, 2007, Ronald Kazdin and Thomas Radu formed a new Delaware entity, GZT, Inc. GZT, Inc. is carrying on the business of Guardian Zone Technologies, Inc. (Ohio) and is, for all intents and purposes, the successor company to Guardian Zone Technologies, Inc. (Ohio), a company that was incorporated in the state of Ohio by Ron Kazdin and Thomas Radu on September 25, 2002 as Safe Zone Technologies, Inc.
Following the determination that the Merger would be unwound, all material agreements that had been entered into by Guardian Zone Technologies, Inc. (Delaware), were assigned to GZT, Inc., the new Delaware Corporation. On October 9, 2007, upon consummation of the unwind, GZT, Inc. changed its name to Guardian Zone Technologies, Inc. (Delaware) by filing a Certificate of Amendment with the Secretary of State of the State of Delaware.
Although the Merger was unwound and in effect, Curtis Acquisition, Inc. and Heatherwood, Inc. were to resume their existence as though the Merger had never been effected, the shareholders of Heatherwood were allowed to keep their shares of the new Guardian Zone Technologies, Inc. (Delaware) as compensation in consideration of the failed Merger. As of October 9, 2007, there were 69 current shareholders of the 40,080,000 outstanding shares of common stock of Guardian Zone Technologies, Inc. (Delaware).
NOTE 13 — STOCKHOLDERS’ DEFICIT
On March 2, 2007, the Company entered into an Agreement and Plan of Merger with Curtis Acquisition, Inc. and Heatherwood, Inc. Per the Agreement, Guardian Zone Technologies, Inc., an Ohio

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 13 — STOCKHOLDERS’ DEFICIT (continued)
Corporation and Heatherwood, Inc., a Delaware Corporation were merged into Curtis Acquisition Inc., a Delaware corporation.
Curtis Acquisition, Inc. was renamed as Guardian Zone Technologies, Inc., a Delaware corporation and was authorized to issue 100,000,000 shares of common stock with a par value of $.0001 per share.
On April 1, 2007, the Company issued 80,000 shares of common stock. The shares were issued upon redemption of three (3) convertible notes that the Company issued on September 6, 2006. Two of the notes were issued with a face value of $5,000 while the third note had a face value of $10,000. The notes were due or convertible into common stock on April 1, 2007.
On April 1, 2007, all three (3) notes were converted into common stock. Each $5,000 note was converted into 20,000 shares while the $10,000 note was converted into 40,000 shares.
On April 13, 2007, the effective date of the Merger, Guardian Zone Technologies, Inc., a Delaware corporation, issued One Million Six Hundred Thousand (1,600,000) shares of common stock to Heatherwood, Inc. and Thirty-eight million Four Hundred Thousand (38,400,000) shares of common stock to the shareholders of Guardian Zone Technologies, Inc., an Ohio Corporation, in consideration of the Merger. The shares issued to the shareholders of Guardian Zone Technologies, Inc. (Ohio) were part of a capital restructuring contemporaneous with the Merger in order to provide a certain level of ownership percentage to the original shareholders of Guardian Zone Technologies, Inc. and as such were classified as a stock dividend. The stock dividend was based on the premise that the shareholders of Guardian Zone Technologies, Inc. (Ohio) were to retain 96.00% ownership of the surviving corporation, Guardian Zone Technologies, Inc. (Delaware). Management determined that of the 100,000,000

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 13 — STOCKHOLDERS’ DEFICIT (continued)
authorized shares, only forty percent (40.00%) or forty million (40,000,000) shares were to be issued and outstanding at the date of merger. Ninety-six percent (96.00%) of the forty million (40,000,000) shares or thirty-eight million four hundred thousand shares (38,400,000) were to be distributed to the shareholders of record of Guardian Zone Technologies, Inc. (Ohio) at the date of merger. This conversion amounted to each outstanding share of Guardian Zone Technologies, Inc. (Ohio) being converted into approximately forty-nine thousand six hundred forty-four (49,644) shares of Guardian Zone Technologies, Inc. (Delaware). The number of outstanding shares of Guardian Zone Technologies, Inc. (Ohio) used in this calculation was seven hundred and seventy-seven and one-half (773.5) shares.
Upon the effective date of the Merger, the shares of Curtis Acquisition, Inc., Guardian Zone Technologies, Inc. (Ohio) and Heatherwood Inc., were to be surrendered and extinguished. Subsequently, Guardian Zone Technologies, Inc. (Ohio) was to be dissolved.
Due to a technical breach of the Merger Agreement by Curtis and Heatherwood, on October 1, 2007, Guardian Zone Technologies, Inc. (Ohio) determined that it was in its best interests that the Merger be reversed.
On October 2, 2007, Ronald Kazdin and Thomas Radu formed a new Delaware entity, GZT, Inc. (Delaware). GZT, Inc. is carrying on the business of Guardian Zone Technologies, Inc. (Ohio) and is, for all intents and purposes, the successor company to Guardian Zone Technologies, Inc. (Ohio). Upon incorporation of GZT, Inc. (Delaware), the Company’s Articles of Incorporation authorized the Company to issue 100,000,000 shares of common stock with a par value of $.0001 per share. The Company reflected the change in par value for the accompanying stockholders’ deficit statement on a retroactive basis.
Consequently, on October 9, 2007, the Merger was reversed and the shareholders of Heatherwood, Inc. were allowed to keep their One Million Six Hundred Thousand (1,600,000) shares of common stock in Guardian Zone Technologies, Inc. (Delaware) as compensation in consideration of the Merger.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 13 — STOCKHOLDERS’ DEFICIT (continued)
On November 28, 2007, the Company retired 769,490 shares of common stock that were being held in escrow as collateral per terms of a Settlement Agreement resulting from litigation of a terminated Employment Agreement with John F. Zak, prior Chief Executive Officer. (See Note 7 — LIABILITY FOR LITIGATION — SETTLEMENT AGREEMENTS for more details).
On November 28, 2007, the Company entered into a Settlement Agreement and Mutual Release with SV LLC, i.e., Susan Schultz, to convert the $10,000 note plus all accrued interest ($1,767) into shares of common stock. For this consideration, SV LLC received twenty-seven thousand seven hundred and seventy-seven (27,777) shares of common stock. (See Note 10 — NOTE PAYABLE for more details).
As of March 31, 2008, there were 69 current shareholders of the 39,338,287 outstanding shares of common stock of Guardian Zone Technologies, Inc.
NOTE 14 — SUBSEQUENT EVENTS
CONTRACTS AND AGREEMENTS
On February 21, 2008, the Board of Directors consented to retain Stocktrans, Inc. to act as official stock transfer agent for the Company. The contract was for a two-year term, effective February 15, 2008. Terms of the agreement included a set up fee of $250 and monthly fees of $350.
Due to the relationship between the Company and the market maker for the Company’s stock, the Company is currently in negotiations to terminate the contract with Stocktrans, Inc. There is a potential liability in that the Company may need to fulfill the terms of the two-year contract by paying all fees for the additional term of the contract. This liability would be approximately $8,050 or the total of the $350 monthly fee for the remaining 23 months of the contract.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 14 — SUBSEQUENT EVENTS (continued)
On April 16, 2008, the Company entered into a Consulting Agreement with Steeltown Consulting Group, LLC (“Steeltown”). The Agreement is for a term of five and one-half months, effective April 16, 2008 and terminating on November 1, 2008. Steeltown agrees to provide management advisory services as well as spearhead the capital funding project. Compensation for these services will be two million shares (2,000,000) of the Company’s common stock, which is valued at two cents ($.02) per share. The Company expensed $40,000 on April 16, 2008.
The shares are earned as of the date of the Agreement and are not refundable or returnable. They are restricted shares for trading purposes.
On April 30, 2008, the Company agreed to renew its Consulting Agreement with Hoffman Electronics, Inc. The renewal period is for one year and will expire on April 30, 2009. (See Note 6 - COMMITMENTS AND CONTINGENCIES — LIABILITY FOR RESEARCH AND DEVELOPMENT CONTRACT for more details).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this Form 10-Q to the “Company,” “we,” “our” or “us” means Guardian Zone Technologies, Inc., together with its subsidiaries, except where the context otherwise indicates. This Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sales or acquisitions of assets or businesses, plans relating to our products or services, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates”, “estimates”, “expects”, “intends”, “believes”, “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in Quarterly Reports, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Condensed Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, failure to properly integrate acquisitions, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in our Securities and Exchange Commission filings.
Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.
We are a development stage company in that we are devoting substantially all of our efforts into establishing a new business for which planned principal operations have not yet begun. As such there are inherent risks and uncertainties and the following discussion of results of operations and financial condition should be read in conjunction with our financial statements and the accompanying notes included herein.
Summary of Our Business
Our Company is developing technology solutions for more than six different electronic search and rescue concepts and design components. Through our wireless location services and products, we seek to provide potential customers with state-of-the-art tracking devices for search and rescue. The Company has developed two working prototypes of the system used in its products and we intend to continue to research and development efforts, as well as to move forward with the mass production and commercialization of our products. We currently own one patent on our technology and are in the process of obtaining a second patent that would enable us to reach expanded markets.
We intend to market and sell our products nationally. In addition to retail consumers and law enforcement agencies, other potential customers are the pet containment industry, parents of children in day care, visitors at theme parks and the nursing home industry.

Our Products
Our prototypes consist of two systems. The first is the residential system referred to as the Home Unit Guardian System (“HUGS”) to be marketed under the Invisible Guardian brand. This consists of (i) a wired perimeter, (ii) a unit worn by the child, which receives and transmits voice communication and detects when the child crosses the wired perimeter, and (iii) a handheld parental unit that likewise transmits and receives voice communication and emits an alarm when the child crosses the wired perimeter. The parental unit has radio direction finding capability that allows a parent to sweep the area using the device and detect the location of the wearer’s unit. Additionally, the residential system may be used without the wire perimeter, thereby creating a traveling security system that centers on the parental unit. This traveling system allows the parent to program a comfortable safe zone based on a distance radius from the parental unit. Once the child crosses the radius, an alarm will sound.
The second system is the E-Amber Alert unit, which consists of a signal transmitter that utilizes the Company’s Triad Technology, described in greater detail below. The Company intends to continue to develop its products in order to provide for further miniaturization, and, subsequently, mass production and commercialization of the products.
As described in the foregoing paragraphs, the Company’s technology uses two types of signal transmitters (each, a “Fob”) that can be either displayed or hidden on the person, animal or item intended to be traced. The first type of Fob transmits a radio frequency (RF) beacon only signal, has two-way audio capabilities and can function via an existing in-ground perimeter fence line or as a virtual perimeter that radiates from the parental receiver. The second type of Fob (E-AMBER Alert) has the integrated Triad Technology, which consists of a cellular interface, which gathers location information whether by satellite, or through a cell tower, transmits the information to a call center and law enforcement authorities, a radio frequency tracking beacon with a unique I.D., and a GPS receiver. The system has a rechargeable battery with a charge life comparable to that of a cell phone battery in the “off” mode. We have written proof of concept software, which demonstrates that the E-Amber Alert Fob can be located and tracked by mobile units and hand-held tracking units. The Fob sends location data using the cellular network and internet to a call center for monitoring/reporting.
The E-Amber Alert Fob works in tandem with the following technologies:
▪	GPS receiver technology (to determine geographic location);

▪	Cell towers (to determine secondary location and link to internet and call centers);

▪	Internet links the communication with home owners, call center, and law enforcement agencies;

▪	Call center (to monitor and coordinate search and rescue initiatives);

▪	Police vehicle mobile unit (to track RF beacon signal from a police vehicle to aid in the search and recovery process); and

▪	Hand-held mobile unit (to track RF beacon signal on foot to aid in the search and recovery process).
A call center will be employed to receive the data and be the control point for the active search and rescue of pets and will facilitate the utilization of local law enforcement for the AMBER Alert protocol. The call center will also have the ability to coordinate and track all active Fobs, mobile units and portable (hand-held) units.
Presently, we intend to outsource all assembly, testing and supply chain functions in order to reduce fixed overhead and personnel costs, consequently providing flexibility in meeting market demand and recognizing economies of scale that a larger manufacturing organization can provide. We have contacted several engineering and design firms to further develop the prototypes into market ready products. We are also in negotiations with several contract manufacturers, both domestic and international; to provide production, building and testing of the Fobs, home based units and the mobile and hand-held tracking units.

All of our firmware is code protected. We intend to continue research, development and testing of our prototype prior to beginning mass production and rollout of our products. Additionally, we are in the process of establishing strategic relationships with telecommunication companies, national retailers and law enforcement agencies.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Net Revenues and Cost of Goods Sold
The Company is a development stage company and as such, principal operations have not yet begun, hence no revenues or cost of goods sold have been recognized.
Research and Development Expenses
The Company had no research and development expenses during the three month periods ended March 31, 2008 and March 31, 2007.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2008 increased 119% to $55,522 from $25,406 in the three months ended March 31, 2007. Of the expenses for the three months ended March 31, 2008, $19,500 were for legal services while approximately $35,000 were payroll related expenses. For the three months ended March 31, 2007, $22,000 were for legal fees while $3,200 were for accounting fees. Due to the stage of the Company’s development, almost all of the selling, general and administrative expenses are for management and legal services to enable the Company to attain its potential as a publicly traded company.
Consulting Fees
Consulting fees for the three months ended March 31, 2008 were $34,000 and were for services rendered by a related party for advancement of the Company’ strategic planning and development projects. The fees for the three months ended March 31, 2007 were $15,000 and were paid to related party for management services.
Interest Expense
Net interest expense for the three months ended March 31, 2008 increased 238% to $8,558 from $2,535 in the three months ended March 1, 2007. This increase is primarily a result of the issuance of convertible notes that were issued between March 2007 and September 2007. The notes bear an annual interest rate of 12%. Interest on these notes was $6,750 and $526 for the three months ended March 31, 2008 and 2007, respectively.
Income Tax Expense
No provision was made for income taxes for the three month periods March31, 2008 and 2007. Since the Company has not yet begun operations, the tax benefit cannot be determined.
Net Loss
As a result of the items discussed above, we incurred net losses of $98,161 for the three months ended March 31, 2008 compared with a net loss of $81,532 for the three months ended March 31, 2007.

Liquidity and Capital Resources
At March 31, 2008, we had cash and cash equivalents in the amount of $323 and a working capital deficit of $1,000,747. For the three month ended March 31, 2007, the Company had cash and cash equivalents in the amount of $227 and a working capital deficit of $902,668.
Due to the nature of development stage enterprises, the funds necessary to support the start-up expenses as well as research and development expenses were acquired through the sale of common stock and through borrowings. At March 31, 2008, total cumulative proceeds from the sale of common stock are $677,367, while debt funding is $329,722. The Company has needed to invest approximately $617,000 in research and development expenses and an additional $58,000 in acquiring a patent.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our financial statements have been prepared in accordance with generally accepted accounting principles. To prepare these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from these estimates.
Revenue Recognition — a Development Stage Company
The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of March 31, 2008, the Company has not fully commenced nor has it received revenues from its planned principal operations.
Income Taxes
In accordance with FASB 109, “Accounting for Income Taxes”, the Company recognizes deferred tax assets and liabilities for timing differences between the financial statement and tax bases of assets and liabilities.
At this time, it is not possible to determine the timing of when, if ever, the Company will begin operations and therefore the future tax benefit cannot be determined and consequently an allowance has been recorded for the full amount of the benefit.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without restrictions.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from these estimates.
Earnings (Loss) Per Share Calculations
Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.
For all periods presented, the Company has sustained losses, which would make use of equivalent shares antidilutive and, as such, the calculation has not been included.
Fixed assets
Fixed assets are recorded at historical cost and are depreciated on a straight-line basis over the useful lives. Capitalized office equipment totaling $1,616 has a useful life of 5 years. Depreciation expense for the three months ended March 31, 2008 and March 31, 2007, was $81 and $19, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statements No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements, the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact that FIN 48 will have on our financial statements.
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS No. 157 will not have a material impact on the financial results of the Company.
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159).
FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, (SFAS 160) which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” (SFAS 161) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and(c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required for Smaller Reporting Companies
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(e)) as of the end of the period being reported (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures, were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls
No significant changes in the Company’s internal controls or in other factors that could significantly affect these controls following the Evaluation Date came to management’s attention.
Management’s Report on Internal Control over Financial Reporting
This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Not applicable.
(b) Not applicable because the Company’s Registration Statement on Form SB-2, as amended, filed by the Company on January 11, 2008 (File No. 333-148335), relates to sales of the Company’s common stock by certain selling stockholders. The Company has not and will not receive any proceeds from such offering and no underwriters were retained by the Company in connection with such offering.
(c) Not applicable.
Item 3. Defaults Upon Senior Securities.
On March 15, 2007, the Company issued a 12.0% convertible note to one of its beneficial stockholders, Signature Fund, in the aggregate amount of $100,000. This note was due on March 15, 2008 and is currently in default. The note is due and payable upon written demand by the holder if an event of default occurs. The Company is currently working on correcting the default. The Company continues to accrue interest on the note at the stated annual interest rate of 12.0%. As of

May 20, 2008, accrued interest on the note was $14,203, for a total arrearage of $114,203 on this note.
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None
Item 6. Exhibits.
Exhibit Index
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

Signatures
     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guardian Zone Technologies, Inc. (Registrant)
Date: May 20, 2008	By:	/s/ Thomas J. Radu
Thomas J. Radu, Director, Chief
Executive Officer and President

Date: May 20, 2008	By:	/s/ Donald Klins
Donald Klins, Director, Chief Financial
Officer and Secretary and Treasurer