Form 10-Q/A
period 2008-03-31
GUARDIAN ZONE TECHNOLOGIES INC
filed 2008-08-08
CIK 1364969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1
to
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008      or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-148335
Guardian Zone Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-1181998

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 Woodside Road, Chagrin Falls, Ohio	44022

(Address of principal executive offices)	(Zip Code)
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
☑  YES     ☐  NO
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

EXPLANATORY NOTE
     The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for Guardian Zone Technologies, Inc. (the “Company”) for the quarterly period ended March 31, 2008 is to amend the Company’s designation from a non-shell company to a shell company. Pursuant to Rule 405 under the Securities Act of 1933, as amended, a “shell company” is an issuer other than an asset-backed issuer that has (1) no or nominal operations; and (2) either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. Upon review of Rule 405, management of the Company believes that the Company could be considered a shell company because since inception to the present time, the Company has had nominal operations and assets. Therefore, the Company has amended the cover page of this filing to indicate its status as a shell company. The Company has not otherwise modified or updated other disclosures presented in the original report on Form 10-Q filed on May 21, 2008.

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

Guardian Zone Technologies, Inc. (Registrant)

Date: August 8, 2008	By:	/s/ Thomas J. Radu

Thomas J. Radu, Director, Chief
Executive Officer and President

Date: August 8, 2008	By:	/s/ Donald Klins

Donald Klins, Director, Chief Financial
Officer and Secretary and Treasurer