Form 10-Q
period 2008-06-30
GUARDIAN ZONE TECHNOLOGIES INC
filed 2008-08-14
CIK 1364969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
☐ YES ☐ NO
SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
     As of August 8, 2008, 42,918,287 shares of the issuer’s common stock were issued and outstanding.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements	1

Balance Sheets at June 30, 2008 and December 31, 2007 (unaudited)	1

Statements of Operations for the three and six month periods ended June 30, 2008 and 2007 and from inception (September 25, 2002) to June 30, 2008 (unaudited)	2

Statements of Stockholders’ Deficit for the six months ended June 30, 2008 and 2007 (unaudited)	3

Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. — Quantitative and Qualitative Disclosures About Market Risk	32

Item 4T. — Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings	32

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3 - Defaults Upon Senior Securities	33

Item 4 - Submission of Matters to a Vote of Security Holders	33

Item 5 - Other Information	33

Item 6 - Exhibits	33

Signatures	34
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	As of	As of
	6/30/2008	12/31/2007
ASSETS
CURRENT ASSETS
Cash	$33	$227

Total current assets	33	227
FIXED ASSETS
Office equipment net of accumulated depreciation of $635 and $474, respectively	981	1,142

OTHER ASSETS
Patent (Note 5)	70,997	58,408

TOTAL ASSETS	$72,011	$59,777

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$450,989	$454,465
Accrued interest (Notes 9 and 11)	36,209	21,103
Accrued expenses (Note 6)	370,145	123,644
Line of credit – (Note 8)	42,907	45,185
Notes payable – convertible (Note 9)	226,250	226,250
Notes payable – related parties (Note 11)	48,842	29,748
Notes payable (Note 10)	2,500	2,500

Total current liabilities	1,177,842	902,895

TOTAL LIABILITIES	1,177,842	902,895

STOCKHOLDERS’ DEFICIT
Common stock, $.0001 par value, 100,000,000 shares authorized, 39,338,287 shares issued and outstanding	3,934	3,934
Additional paid-in-capital	825,334	825,334
Common stock payable	15,000	—
Deficit accumulated during the development stage	(1,950,099)	(1,672,386)

Total stockholders’ deficit	(1,105,831)	(843,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$72,011	$59,777

The accompanying notes are an integral part of the financial statements.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Six months	Six months	Inception
	Ended	Ended	Ended	Ended	(Sept 25, 2002)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2008	2007	2008	2007	2008
REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES

Research and development expenses	8,190	32,000	8,190	32,000	625,186
Selling, general and administrative	163,529	80,685	167,051	106,091	728,600
Merger settlement costs	—	32,000	—	62,000	62,000
Consulting fees	—	13,750	52,000	13,750	115,875
Consulting fees – related party	—	25,000	34,000	40,000	282,900
Depreciation	81	65	162	84	636

OPERATING LOSS	(171,800)	(183,500)	(261,403)	(253,925)	(1,815,197)

OTHER INCOME (EXPENSE)

Interest expense	7,753	4,550	16,311	7,085	54,902
Debt discount on convertible notes	—	—	—	8,572	20,000
Litigation settlement	—	—	—	—	60,000

TOTAL OTHER INCOME (EXPENSE)	(7,753)	(4,550)	(16,311)	(15,657)	(134,902)

NET LOSS	$(179,553)	$(188,050)	$(277,714)	$(269,582)	$(1,950,099)

Net loss per common share — basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	39,338,287	39,840,000	39,338,287	39,123,978

The accompanying notes are an integral part of the financial statements.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Inception (September 25, 2002) to June 30, 2008
(Unaudited)

					Accumulated
				Stock	Deficit
	Common Stock		Additional	Subscription	During	Total
		$ .0001	Paid In	(Receivable)	Development	Stockholders’
	Shares	Amount	Capital	Payable	Stage	Deficit

Balance, September 25, 2002	—	$—	$—	$—	$—	$—

Issuance of common stock	3,799,742	380	120	—	—	500

Common stock subscriptions shares not issued until 2003	—	—	—	40,000	—	40,000

Net loss	—	—	—	—	(66,063)	(66,063)

Balance, December 31, 2002	3,799,742	380	120	40,000	(66,063)	(25,563)

Recapitalization -
cancellation of common stock	(3,799,742)	(380)	380	—	—	—
reissuance of common stock

5 for 1stock split	18,997,361	1,900	(1,900)	—	—	—

Issuance of common stock per stock subscriptions from 2002	506,596	51	39,949	(40,000)	—	—

Issuance of common stock	4,052,770	405	179,595	(10,000)	—	170,000

Issuance of common stock in lieu of consulting services	1,266,491	127	49,873	—	—	50,000

Net loss	—	—	—	—	(251,319)	(251,319)

Balance, December 31, 2003	24,823,218	2482	268,018	(10,000)	(317,382)	(56,882)

Issuance of common stock	2,634,301	263	114,737	—	—	115,000

Stock Subscription Receivable from December 31, 2004	—	—	—	7,000	—	7,000

Net loss	—	—	—	—	(131,180)	(131,180)

Balance, December 31, 2004	27,457,519	2,746	384,274	(3,000)	(448,562)	(66,062)

Issuance of common stock	10,030,608	1,003	328,997	—	—	330,000

Issuance of common stock in lieu of consulting services	911,873	91	29,909	—	—	30,000

Net loss	—	—	—	—	(464,886)	(464,886)

Balance, December 31, 2005	38,400,000	$3,840	$741,660	$(3,000)	$(913,448)	$(170,948)
The accompanying notes are an integral part of the financial statements.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT — (continued)
Inception (September 25, 2002) to March 31, 2008
(Unaudited)

					Accumulated
				Stock	Deficit
	Common Stock		Additional	Subscription	During	Total
		$ .0001	Paid In	(Receivable)	Development	Stockholders’
	Shares	Amount	Capital	Payable	Stage	Deficit

Payment of Stock Subscription Receivable from December 2004	—	—	—	3,000	—	3,000

Issuance of 6% convertible notes conversion feature of debt	—	—	20,000	—	—	20,000

Net loss	—	—	—	—	(265,540)	(265,540)

Balance, December 31, 2006 (audited)	38,400,000	3,840	761,660	—	(1,178,988)	(413,488)

Conversion of 6% convertible notes conversion feature of debt	80,000	8	19,992	—	—	20,000

Issuance of common stock Corporate merger	1,600,000	160	31,840	—	—	32,000

Retirement of shares held for litigation settlement	(769,490)	(77)	77	—	—	—

Issuance of common stock in settlement of loan	27,777	3	11,765	—	—	11,768

Net loss	—	—	—	—	(493,397)	(493,397)

Balance, December 31, 2007 (unaudited)	39,338,287	3,934	825,334	—	(1,672,385)	(843,117)

Common stock payable	—	—	—	15,000	—	15,000

Net loss	—	—	—	—	(277,714)	(277,714)

Balance, June 30, 2008 (unaudited)	39,338,287	$3,934	$825,334	$15,000	$(1,950,099)	$(1,105,831)

The accompanying notes are an integral part of the financial statements.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Six months	Six months	From Inception
	Ended	Ended	(Sept 25, 2002)
	June 30, 2008	June 30, 2007	to June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities

Net loss	$(277,714)	$(269,582)	$(1,950,099)
Adjustments to reconcile net loss from operations to net cash used in operating activities:

Stock based compensation	—	—	112,000

Depreciation	162	84	636

Debt discount on convertible notes	—	8,572	20,000

Changes in operating assets and liabilities:

Increase in prepaid expenses	—	(5,000)	—

Increase (decrease) in accounts payable	(3,476)	68,382	450,989

Increase in accrued interest	15,106	4,649	36,209

Increase (decrease) in accrued expense	246,501	31,900	370,145

Increase (decrease) in litigation settlement	—	(22,500)	—

Net cash used in operating activities	(19,421)	(183,495)	(960,120)

Cash flows from investing activities

Purchase of fixed assets	—	(1,240)	(1,616)

Patent expenditures	(12,589)	(1,131)	(70,997)

Net cash used in investing activities	(12,589)	(2,371)	(72,613)

Cash flows from financing activities

Proceeds from bank credit line	—	—	50,000

Proceeds from notes payable	—	—	60,000
Proceeds from notes payable — related parties	19,094	57	109,051

Repayment of bank line of credit	(2,278)	(1,883)	(7,092)

Repayment on notes payable	—	—	(60,000)
Repayment on notes payable — related parties	—	—	(57,710)
Proceeds from notes payable — convertible	—	163,750	246,250
Proceeds from stock subscriptions	15,000	—	15,000

Proceeds from sale of common stock	—	32,000	677,267

Net cash used in financing activities	31,816	193,924	1,032,766

Net change in cash	(194)	8,058	33
Cash — beginning	227	687	—

Cash — ending	$33	$8,745	$33

Supplemental disclosures
Interest paid	$1,703	$2,436	$12,265

Conversion value on 6% convertible notes	$—	$20,000	$20,000

Common stock issued for merger	$—	$32,000	$32,000

The accompanying notes are an integral part of the financial statements.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
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
The accompanying financial statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company at June 30, 2008 and the results of its operations and cash flows for the six months ended June 30, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.
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

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
NOTE 1 — ORGANIZATION AND PURPOSE — (continued)
As of June 30, 2008, the Company has not fully commenced nor has it received revenues from its planned principal operations.
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
June 30, 2008
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
Fixed assets
Fixed assets are recorded at historical cost and are depreciated on a straight-line basis over their estimated useful lives. Capitalized office equipment totaling $1,616 has an estimated useful life of 5 years. Depreciation expense for the six months ended June 30, 2008 and June 30, 2007, was $162 and $84, respectively.
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

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS
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
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact that SFAS 159 will have on our financial statements.
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

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS (continued)
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
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An Interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
NOTE 4 — GOING CONCERN
As shown in the accompanying financial statements, the Company incurred net losses since inception (September 25, 2002) to June 30, 2008 of $1,950,099.
The Company’s current liabilities exceeded its current assets by $1,177,809 and its total liabilities exceeded its total assets by $1,105,831 during the period ended June 30, 2008. The Company is a development stage company and as such, has been funded through the issuance of corporate debt and common stock. There have been no revenues generated through product sales.
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

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
NOTE 5 — PATENT (continued)
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
In September of 2006, the Company made an application for a second patent. This patent would enable the Company’s current technology to be interfaced with existing cellular telephone technology. As of June 30, 2008, the patent has not been approved and is classified as Patent Pending. The Company’s patent attorney believes that the patent has a strong probability of being approved with the U.S. Patent Office making a determination within the next ninety days.
The total costs associated with obtaining the patent and research and development expenditures as of June 30, 2008, are as follows:

As of
June 30, 2008
Costs in obtaining patent	$70,997
Research and development	$625,186

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
NOTE 5 — PATENT (continued)
Costs associated with obtaining the patent totaling $70,997 are being capitalized and will be amortized when operations commence.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
EMPLOYMENT CONTRACTS
Effective January 31, 2008, the Company entered into Employment Agreements with Thomas J. Radu, President/Chief Executive Officer and Donald David Klins (“Klins”), Treasurer/Secretary/Chief Financial Officer. The Agreements are for a term of one-year each and are renewable in incremental one-year extensions. The base compensation for Radu and Klins is $120,000 and $60,000, respectively. Due to financial considerations, the Company has not been able to pay any wages. As such, the Company has recorded a liability of $88,038 or five months worth of compensation as accrued wages and related payroll taxes as of June 30, 2008.
LIABILITY FOR RESEARCH AND DEVELOPMENT CONTRACT
On April 30, 2007, the Company entered into a Consulting Agreement with Hoffman Electronics, Inc. (“Hoffman”). The agreement was issued in response to the continued effort and support provided by Hoffman Engineering, Inc. since the inception of the corporation and was meant to reward Hoffman and also to obtain their continued support in the further advancement of the Company’s research and development projects. The original Agreement was for one (1) year and expired on April 30, 2008. The contract allowed for an extension by mutual agreement in writing for additional one (1) month terms.
The terms of the Agreement call for an hourly rate of sixty-five dollars ($65), reimbursement of all out-of-pocket expenses and the issuance of one million six hundred thousand shares (1,600,000) of common stock valued at two cents ($.02) per share. The Company expensed $32,000 on September 30, 2007 to record the fair value of one million six hundred thousand shares. As of June 30, 2008, the shares had not been issued resulting in an accrual for research and development expenses.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 6 — COMMITMENTS AND CONTINGENCIES (continued)
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
The terms of the Agreement call for the issuance of one million seven hundred thousand shares (1,700,000) of common stock valued at two cents ($.02) per share. The Company expensed $34,000 on January 31, 2008 to record the fair value of one million seven hundred thousand shares. As of June 30, 2008, the shares had not been issued resulting in the liability for consulting services accrual. (See Note 14 — SUBSEQUENT EVENTS for details).
On April 16, 2008, the Company entered into an Agreement with Steeltown Consulting Group, LLC (“Steeltown”). Steeltown is to provide services for the development of a business model, which will include sales strategies, marketing and public relations, negotiations with strategic partners as well as potential customers and negotiations of related contracts.
The terms of the Agreement call for an hourly rate of three hundred and fifty dollars ($350), reimbursement of all out-of-pocket expenses and the issuance of two million six hundred thousand shares (2,600,000) of common stock valued at two cents ($.02) per share. The Company expensed $52,000 on April 16, 2008 to record the fair value of two million six hundred thousand shares. The shares have not been issued as of June 30, 2008; therefore a liability has been recorded as an accrued expense.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
NOTE 6 — COMMITMENTS AND CONTINGENCIES — (continued)
On April 15, 2008, the Company entered into an Agreement with Island Capital Management LLC d/b/a Island Stock Transfer to serve as the Company’s official stock transfer agent. The Agreement is effective on April 15, 2008 and is for a one year period, ending on April 14, 2009. Per terms of the Agreement, fees due at the date of signing are $2,000 and one hundred thousand (100,000) shares of restricted common stock. Ongoing monthly fees are based on the number and type of transactions and the number of shareholders.
Due to the financial condition of the Company, Island Stock Transfer has agreed to forego payment of the signing fees until the date on which the Company’s stock begins public trading.
On May 23, 2008, the Company entered into a Settlement Agreement with Stocktrans, Inc. that called for an early termination of their Service Contract. Per terms of the Settlement Agreement, Stocktrans, Inc. is to receive $4,000 and sixteen thousand four hundred (16,400) shares of common stock valued at $.25 per share or $4,100. As of June 30, 2008, the shares have not been issued, therefore the Company recorded an accrual for $4,100.
As of June 30, 2008, the Company has not begun public trading. The cash fee of $2,000 and the value of the restricted common stock, one hundred thousand shares at $.25 per share or $25,000, are included in accrued expenses.
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

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
NOTE 7 — LIABILITY FOR LITIGATION — SETTLEMENT AGREEMENTS (continued)
As per the terms of the agreement, Mr. Zak was to receive $60,000 for which he agreed to relinquish all claims against the Company and also to return his 769,490 shares of common stock. The shares were issued in five (5) certificates of 153,898 shares and were to be held in escrow until final payment to Mr. Zak. As payments were received by Mr. Zak, a certificate was to be released from escrow and returned to the Company. Mr. Zak received the final payment of $12,500 on November 15, 2007. As of November 28, 2007, all shares were released from escrow.
NOTE 8 — LINE OF CREDIT — NATIONAL CITY BANK
On July 1, 2006, the Company obtained an unsecured Small Business Credit Line with National City Bank in the amount of $50,000. The credit line was needed in order to repay a $50,000 “bridge” loan from a potential investor.
The Small Business Credit Line has an annual interest rate of 10.25% and is personally guaranteed by Thomas J. Radu. Interest in the amount of $1,703 and $2,436 was paid during the six month period ended June 30, 2008 and June 30, 2007, respectively. As of June 30, 2008 and December 31, 2007, the line of credit balance due was $42,907 and $45,185, respectively.
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

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
NOTE 9 — CONVERTIBLE DEBENTURES (continued)
The notes were due or convertible into common stock April 1, 2007. On April 1, 2007, all three (3) notes were converted into common stock. Each $5,000 note was converted into 20,000 shares while the $10,000 note was converted into 40,000 shares.
During the period from March 15, 2007 through September 13, 2007, the Company issued the following five (5) convertible notes:

Date of	Maturity	Face Value	Annual
Issuance	Date	of Note	Interest Rate
March 15, 2007 (in default)	March 15, 2008	$100,000	12.00%
May 23, 2007	May 23, 2008	$50,000	12.00%
June 1, 2007	June 1, 2008	$13,750	12.00%
July 15, 2007	July 15, 2008	$12,500	12.00%
Sept.13, 2007	Sept.13, 2008	$50,000	12.00%
The Company has determined that the 12.00% convertible debentures do not have a beneficial conversion feature since the market price of the stock at issuance of the debentures was $.02 per share, which was less than the conversion price of $.25 per share.
The Company has $163,750 in notes that became due as of June 1, 2008 or sooner and are currently in default. The notes shall be due and payable upon written demand by holder if an event of default occurs. The Company is currently working to correct the default. On July 15, 2008, an additional note in the amount of $12,500 became due and is also currently in default. (See note 14 — SUBSEQUENT EVENTS for details).
The Company continues to accrue interest on the notes at the stated annual interest rate of 12%. Accrued interest on these notes at June 30, 2008 is $ 30,172.
NOTE 10 — NOTE PAYABLE
A loan of $10,000 from an individual originated on September 13, 2005 and was originally intended to be used for the purchase of common stock.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
NOTE 10 — NOTE PAYABLE (continued)
Due to unforeseen circumstances, the individual decided not to purchase the stock. The loan was unsecured, had an annual interest rate of 8% and was due on demand.
On November 15 2007, the Company received a $2,500 loan from David Mehalick. The loan is non-convertible, is due on demand and has an annual interest rate of 8%. Accrued interest on this loan as of June 30, 2008 is $125.
On November 28, 2007, the Company entered into a Settlement Agreement and Mutual Release with SV LLC, i.e., Susan Schultz, to convert the $10,000 note plus all accrued interest ($1,767) into shares of common stock. For this consideration, SV LLC received twenty-seven thousand seven hundred and seventy-seven (27,777) shares of common stock.
NOTE 11 — RELATED PARTY TRANSACTIONS
The outstanding loans from shareholders as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Ronald Kazdin	$960	$960
Thomas J. Radu	45,218	26,288
James W. Margulies	2,500	2,500
Donald Klins	164	—

	$48,842	$29,748

The Company received a $750 loan from Ronald Kazdin on October 17, 2005, an additional $2,000 loan on September 20, 2006 and a third loan in the amount of $210 on January 2, 2007. The Company made a repayment in the amount of $2,000 to Mr. Kazdin on May 25, 2007. The loans have an annual interest rate of 8% and are due on demand.
The balance of $45,218 due to Thomas J. Radu represents various loans since the inception of the Company. The Company received additional loans from Mr. Radu in the amount of $11,811 during the six month period ended June 30, 2008. The loans have an annual interest rate of 8% and are due on demand.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
NOTE 11 — RELATED PARTY TRANSACTIONS (continued)
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
On May 5, 2008, the Company received a $164 loan from Donald Klins. The loan has an annual interest rate of 8% and is due on demand.
Accrued interest on shareholder loans is $6,037 and $4,432 as of June 30, 2008 and December 31, 2007, respectively.
On January 1, 2008, the Company entered into an Agreement with Donald David Klins, CPA. The agreement was issued in response to the continued effort and support provided by Klins since the inception of the corporation. The terms of the Agreement call for the issuance of one million seven hundred thousand shares (1,700,000) of common stock valued at two cents ($.02) per share. The Company expensed $34,000 on January 31, 2008 to record the fair value of one million seven hundred thousand shares. As of June 30, 2008, the shares had not been issued resulting in the liability for consulting services accrual. (See Note 6 — COMMITMENTS AND CONTINGENCIES for more details).
At June 30, 2008, accounts payable includes an amount due to Donald David Klins, CPA, in the amount of $31,456, for professional services rendered to the Company.
Mr. Klins is a shareholder as well as an officer and director.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
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
Upon the Effective Time of the Merger, the shares of Curtis Acquisition, Inc., Guardian Zone Technologies, Inc. (Ohio) and Heatherwood Inc., were to be surrendered and extinguished. Subsequently, Guardian Zone Technologies, Inc. (Ohio) was to be dissolved. (See Note 13 -STOCKHOLDERS’ DEFICIT for more details).
On March 7, 2007, per the Merger Agreement, $30,000 was paid to Doug Furth, a shareholder of Heatherwood, Inc., as a commission for consummating the merger.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
NOTE 12 — COMPANY MERGER (continued)
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
The number of outstanding shares of Guardian Zone Technologies, Inc. (Ohio) used in this calculation was seven hundred and seventy-three and one-half (773.5) shares. This included not only the seven hundred and fifty-eight (758) shares held by shareholders but also the fifteen and one-half (15.5) shares of common stock held in escrow for John Zak.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
NOTE 12 — COMPANY MERGER (continued)
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

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
NOTE 13 — STOCKHOLDERS’ DEFICIT
On March 2, 2007, the Company entered into an Agreement and Plan of Merger with Curtis Acquisition, Inc. and Heatherwood, Inc. Per the Agreement, Guardian Zone Technologies, Inc., an Ohio Corporation and Heatherwood, Inc., a Delaware Corporation were merged into Curtis Acquisition Inc., a Delaware corporation.
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
On April 13, 2007, the effective date of the Merger, Guardian Zone Technologies, Inc., a Delaware corporation, issued One Million Six Hundred Thousand (1,600,000) shares of common stock to Heatherwood, Inc. and Thirty-eight million Four Hundred Thousand (38,400,000) shares of common stock to the shareholders of Guardian Zone Technologies, Inc., an Ohio Corporation, in consideration of the Merger. The shares issued to the shareholders of Guardian Zone Technologies, Inc. (Ohio) were part of a capital restructuring contemporaneous with the Merger in order to provide a certain level of ownership percentage to the original shareholders of Guardian Zone Technologies, Inc. and as such were classified as a stock dividend. The stock dividend was based on the premise that the shareholders of Guardian Zone Technologies, Inc. (Ohio) were to retain 96.00% ownership of the surviving corporation, Guardian Zone Technologies, Inc. (Delaware). Management determined that of the 100,000,000

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
NOTE 13 — STOCKHOLDERS’ DEFICIT (continued)
authorized shares, only forty percent (40.00%) or forty million (40,000,000) shares were to be issued and outstanding at the date of merger. Ninety-six percent (96.00%) of the forty million (40,000,000) shares or thirty-eight million four hundred thousand shares (38,400,000) were to be distributed to the shareholders of record of Guardian Zone Technologies, Inc. (Ohio) at the date of merger. This conversion amounted to each outstanding share of Guardian Zone Technologies, Inc. (Ohio) being converted into approximately forty-nine thousand six hundred forty-four (49,644) shares of Guardian Zone Technologies, Inc. (Delaware). The number of outstanding shares of Guardian Zone Technologies, Inc. (Ohio) used in this calculation was seven hundred and seventy-three and one-half (773.5) shares. Upon the effective date of the Merger, the shares of Curtis Acquisition, Inc., Guardian Zone Technologies, Inc. (Ohio) and Heatherwood Inc., were to be surrendered and extinguished. Subsequently, Guardian Zone Technologies, Inc. (Ohio) was to be dissolved.
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
June 30, 2008
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
On May 6, 2008, the Company received $15,000 from Michael Shumaker for the purchase of sixty thousand (60,000) shares of common stock. As of June 30, 2008, the shares have not been issued. The Company recorded common stock payable of $15,000 as of June 30, 2008.
As of June 30, 2008, there were 69 current shareholders of the 39,338,287 outstanding shares of common stock of Guardian Zone Technologies, Inc.
NOTE 14 — SUBSEQUENT EVENTS
CONTRACTS AND AGREEMENTS
During the month of July 2008, the Company received $455,000 for the purchase of one million eight hundred and twenty thousand shares (1,820,000) of common stock.
On August 5, 2008, one million seven hundred shares (1,700,000) were issued to Donald David Klins, CPA as per the Consulting Agreement dated January 1, 2008. (See Note 6 — COMMITMENTS AND CONTINGENCIES for details).

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
NOTE 14 — SUBSEQUENT EVENTS (continued)
CONVERTIBLE DEBENTURES
As of June 30, 2008, the Company has $163,750 in notes are currently in default. On July 15, 2008, an additional note in the amount of $12,500 became due and is also currently in default.
All defaulted notes are due and payable upon written demand by the holder if an event of default occurs. The Company is currently working to correct the default.
The Company continues to accrue interest on all notes at the stated annual interest rate of 12%.

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
We are essentially a shell company in the development stages and we are devoting substantially all of our efforts into establishing a new business for which planned principal operations have not yet begun. As such, there are inherent risks and uncertainties and the following discussion of results of operations and financial condition should be read in conjunction with our financial statements and the accompanying notes included herein.
Summary of Our Business
Our Company is developing technology solutions for more than six different electronic search and rescue concepts and design components. Through our wireless location services and products, we seek to provide potential customers with state-of-the-art tracking devices for search and rescue. The Company has developed two working prototypes of the system used in its products and we intend to continue research and development efforts, as well as to move forward with the mass production and commercialization of our products. We currently own one patent on our technology and are in the process of obtaining a second patent that would enable us to reach expanded markets.
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
As described in the foregoing paragraphs, the Company’s technology uses two types of signal transmitters (each, a “Fob") that can be either displayed or hidden on the person, animal or item intended to be traced. The first type of Fob transmits a radio frequency (RF) beacon only signal, has two-way audio capabilities and can function via an existing in-ground perimeter fence line or as a virtual perimeter that radiates from the parental receiver. The second type of Fob (E-AMBER Alert) has the integrated Triad Technology, which consists of a cellular interface, which gathers location information whether by satellite, or through a cell tower, transmits the information to a call center and law enforcement authorities, a radio frequency tracking beacon with a unique I.D., and a GPS receiver. The system has a rechargeable battery with a charge life comparable to that of a cell phone battery in the “off” mode. We have written proof of concept software, which demonstrates that the E-Amber Alert Fob can be located and tracked by mobile units and hand-held tracking units. The Fob sends location data using the cellular network and internet to a call center for monitoring/reporting.
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
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Net Revenues and Cost of Goods Sold
The Company is a shell company and as such, principal operations have not yet begun, hence no revenues or cost of goods sold have been recognized.
Research and Development Expenses
The Company had $8,190 and $32,000 in research and development expenses during the six month periods ended June 30, 2008 and June 30, 2007, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2008 increased 58% to $167,051 from $106,091 in the six months ended June 30, 2007. Of the expenses for the six months ended June 30, 2008, $36,158 were for stock transfer agent fees, $30,728 were for legal fees and approximately $88,000 were payroll related expenses. For the six months ended June 30, 2007, there were no costs associated with stock transfer activity, $97,365 were for legal fees and $6,165 were for accounting services. There were no payroll related costs. Due to the stage of the Company’s development, almost all of the selling, general and administrative expenses are for management and legal services to enable the Company to attain its potential as a publicly traded company.
Consulting Fees
Consulting fees for the six months ended June 30, 2008 were $86,000 of which $34,000 were for services rendered by a related party for advancement of the Company’ strategic planning and development projects. The fees for the six months ended June 30, 2007 were $53,750 of which $40,000 were paid to a related party for management services.
Interest Expense
Net interest expense for the six months ended June 30, 2008 increased 130% to $16,311 from $7,085 in the six months ended June 30, 2007. Approximately $13,500 or 82% of the interest for the six month ended June 30, 2008 was related to the Company’s debt on convertible notes while interest expense on convertible notes for the six month period ended June 30, 2007 was $3,096.
Income Tax Expense
No provision was made for income taxes for the six month periods ended June 30, 2008 and 2007. Since the Company has not yet begun operations, the tax benefit cannot be determined.
Net Loss
As a result of the items discussed above, we incurred net losses of $277,714 for the six months ended June 30, 2008 compared with a net loss of $269,582 for the six months ended June 30, 2007.

Liquidity and Capital Resources
At June 30, 2008, we had cash and cash equivalents in the amount of $33 and a working capital deficit of $1,177,809. For the six-month period ended June 30, 2007, the Company had cash and cash equivalents in the amount of $227 and a working capital deficit of $902,668.
Due to the nature of development stage enterprises, the funds necessary to support the start-up expenses as well as research and development expenses were acquired through the sale of common stock and through borrowings. At June 30, 2008, total cumulative proceeds from the sale of common stock are $692,267, while debt funding is $340,499. The Company has needed to invest approximately $625,190 in research and development expenses and an additional $71,000 in acquiring a patent.
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
Revenue Recognition — a Development Stage Company
The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived therefrom. As of June 30, 2008, the Company has not fully commenced nor has it received revenues from its planned principal operations.
Income Taxes
In accordance with FASB 109, “Accounting for Income Taxes”, the Company recognizes deferred tax assets and liabilities for timing differences between the financial statement and tax bases of assets and liabilities. At this time, it is not possible to determine the timing of when, if ever, the Company will begin operations and therefore, the future tax benefit cannot be determined and consequently an allowance has been recorded for the full amount of the benefit.
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
Fixed assets
Fixed assets are recorded at historical cost and are depreciated on a straight-line basis over the useful lives. Capitalized office equipment totaling $1,616 has a useful life of 5 years. Depreciation expense for the six months ended June 30, 2008 and June 30, 2007, was $162 and $84, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS
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
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact that SFAS 159 will have on our financial statements.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” (SFAS 161) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and(c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
In May 2008, the Financial Accounting Standards Board (“FASB”)issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An Interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how

Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required for Smaller Reporting Companies
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(e)) as of the end of the period being reported (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures, were not effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms with respect to board approval of specific issuances of stock to certain individuals, such that the Company’s processes do not allow for timely issuance of stock following receipt of payment therefor.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) The Company received $15,000 on May 6, 2008 from the sale of 60,000 shares of common stock. These securities were not sold through an underwriter and there were no underwriting discounts or commissions involved. The offer and sale of the notes was conducted pursuant to Rule 506 of Regulation D of the Securities Act on the basis that the private placement did not involve a public offering. As of June 30, 2008, these shares had not been issued.
Other than the securities mentioned above, we have not issued or sold any securities.

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
As of June 30, 2008, the Company has an aggregate of $163,750 in notes that are currently in default. On July 15, 2008, an additional note in the amount of $12,500 became due and is also currently in default.
All defaulted notes are due and payable upon written demand by the holder if an event of default occurs. The Company is currently working to correct the default.
The Company continues to accrue interest on all notes at the stated annual interest rate of 12%.
As of June 30, 2008, accrued interest on the defaulted notes was $23,956, for a total arrearage of $187,706.
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

Guardian Zone Technologies, Inc. (Registrant)
Date: August 14, 2008	By:	/s/ Thomas J. Radu
Thomas J. Radu, Director, Chief Executive
Officer and President

Date: August 14, 2008	By:	/s/ Donald Klins
Donald Klins, Director, Chief Financial
Officer and Secretary and Treasurer