Form 10-Q
period 2008-09-30
GUARDIAN ZONE TECHNOLOGIES INC
filed 2008-11-18
CIK 1364969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  YES      ☐  NO
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
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
          As of November 11, 2008, 45,848,287 shares of the issuer’s common stock were issued and outstanding.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX

Page No.
PART I. FINANCIAL INFORMATION	1

Item 1 — Financial Statements.	1

Balance Sheets at September 30, 2008 and December 31, 2007 (unaudited)	1

Statements of Operations for the three and nine month periods ended September 30, 2008 and 2007 and from inception (September 25, 2002) to September 30, 2008 (unaudited)	2

Statement of Stockholders’ Deficit from inception (September 25, 2002) to September 30, 2008 (unaudited)	3

Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and from inception (September 25, 2002) to September 30, 2008 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. — Quantitative and Qualitative Disclosures About Market Risk	32

Item 4T. — Controls and Procedures	33

PART II. OTHER INFORMATION	33

Item 1 — Legal Proceedings	33

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3 — Defaults Upon Senior Securities	35

Item 4 — Submission of Matters to a Vote of Security Holders	35

Item 5 — Other Information	35

Item 6 — Exhibits	36

Signatures	37
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I — Financial Information
Item 1. Financial Statements.
GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	As of	As of
	9/30/2008	12/31/2007
ASSETS

CURRENT ASSETS
Cash	$122,191	$227
Prepaid research and development retainer (Note 5)	70,000	—

Total current assets	192,191	227

FIXED ASSETS
Office equipment net of accumulated depreciation of $717 and $474, respectively	899	1,142

OTHER ASSETS
Patent (Note 6)	72,877	58,408

TOTAL ASSETS	$265,967	$59,777

LIABILITES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$307,652	$454,465
Accrued interest (Notes 10 and 12)	37,667	21,103
Accrued expenses (Note 7)	406,972	123,644
Line of credit (Note 9)	41,880	45,185
Notes payable — convertible (Note 10)	226,250	226,250
Notes payable — related parties (Note 12)	3,624	29,748
Notes payable — (Note 11)	2,500	2,500

Total current liabilities	1,026,545	902,895

TOTAL LIABILITIES	1,026,545	902,895

STOCKHOLDER’S DEFICIT
Common stock, $.0001 par value, 100,000,000 shares authorized, 45,748,287 shares issued and outstanding	4,575	3,934
Additional paid-in-capital	1,438,193	825,334
Deficit accumulated during the development stage	(2,203,346)	(1,672,386)

Total stockholders’ deficit	(760,578)	(843,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$265,967	$59,777

The accompanying notes are an integral part of the financial statements.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Nine months	Nine months	Inception
	Ended	Ended	Ended	Ended	(Sept. 25, 2002)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2008	2007	2008	2007	2008

REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Research and development expenses	7,338	—	15,528	32,000	632,524
Selling, general and administrative	134,718	84,439	301,768	190,530	863,318
Merger settlement costs	—	—	—	62,000	62,000
Consulting fees	103,170	125	155,170	13,875	219,045
Consulting fees — related party	—	15,000	34,000	55,000	282,900
Depreciation	81	158	243	242	717

OPERATING LOSS	(245,307)	(99,722)	(506,709)	(353,647)	(2,060,504)

OTHER INCOME (EXPENSES)
Interest expense	7,940	8,013	24,251	15,098	62,842
Debt discount on convertible notes	—	—	—	8,572	20,000
Litigation settlement	—	—	—	—	60,000

TOTAL OTHER INCOME (EXPENSE)	(7,940)	(8,013)	(24,251)	(23,670)	(142,842)
NET LOSS	($253,247)	($107,735)	($530,960)	($377,317)	($2,203,346)

Net loss per common share — basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	43,332,526	40,080,000	40,679,418	39,446,154

The accompanying notes are an integral part of the financial statements.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Inception (September 25, 2002 to September 30, 2008
(Unaudited)

					Accumulated
				Stock	Deficit
	Common Stock		Additional	Subscription	During	Total
		$.0001	Paid In	(Receivable)	Development	Stockholders’
	Shares	Amount	Capital	Payable	Stage	Deficit

Balance, September 25, 2002	—	$—	$—	$—	$—	$—

Issuance of common stock	3,799,742	380	120	—	—	500

Common stock subscriptions shares not issued until 2003	—	—	—	40,000	—	40,000

Net loss	—	—	—	—	(66,063)	(66,063)

Balance, December 31, 2002	3,799,742	380	120	40,000	(66,063)	(25,563)

Recapitalization — cancellation of common stock	(3,799,742)	(380)	380	—	—	—

Reissuance of common stock — 5 for 1 split	18,997,361	1,900	(1,900)	—	—	—

Issuance of common stock per stock subscriptions from 2002	506,596	51	39,949	(40,000)	—	—

Issuance of common stock	4,052,770	405	179,595	(10,000)	—	170,000

Issuance of common stock in exchange for consulting services	1,266,491	127	49,873	—	—	50,000

Net loss	—	—	—	—	(251,319)	(251,319)

Balance, December 31, 2003	24,823,218	2,482	268,018	(10,000)	(317,382)	(56,882)

Issuance of common stock	2,634,301	263	114,737	—	—	115,000

Stock subscription receivable from December 31, 2003	—	—	—	7,000	—	7,000

Net loss	—	—	—	—	(131,180)	(131,180)

Balance, December 31, 2004	27,457,519	2,746	382,754	(3,000)	(448,562)	(66,062)

Issuance of common stock	10,030,608	1,003	328,997	—	—	330,000

Issuance of common stock in exchange for consulting services	911,873	91	29,909	—	—	30,000

Net loss	—	—	—	—	(464,886)	(464,886)

Balance, December 31, 2005	38,400,000	3,840	741,660	(3,000)	(913,448)	(170,948)
The accompanying notes are an integral part of the financial statements.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Inception (September 25, 2002 to September 30, 2008
(Unaudited)

					Accumulated
				Stock	Deficit
	Common Stock		Additional	Subscription	During	Total
		$.0001	Paid In	(Receivable)	Development	Stockholders’
	Shares	Amount	Capital	Payable	Stage	Deficit

Balance, December 31, 2005 — Forward	38,400,000	3,840	741,660	(3,000)	(913,448)	(170,948)

Payment of stock subscription receivable from December 2003	—	—	—	3,000	—	3,000

Issuance of 6% convertible notes — conversion feature of debt	—	—	20,000	—	—	20,000

Net loss	—	—	—	—	(265,540)	(265,540)

Balance, December 31, 2006	38,400,000	3,840	761,660	—	(1,178,988)	(413,488)

Conversion of 6% convertible notes — conversion feature of debt	80,000	8	19,992	—	—	20,000

Issuance of common stock — corporate merger	1,600,000	160	31,840	—	—	32,000

Retirement of shares held for litigation settlement	(769,490)	(77)	77	—	—	—

Issuance of common stock in settlement of loan	27,777	3	11,765	—	—	11,768

Net loss	—	—	—	—	(493,398)	(493,398)

Balance, December 31, 2007	39,338,287	3,934	825,334	—	(1,672,386)	(843,118)

Issuance of common stock:
Stock issued for cash	1,880,000	188	469,812	—	—	470,000
Stock issued in exchange for services	4,530,000	453	143,047	—	—	143,500

Net loss	—	—	—	—	(530,960)	(530,960)

Balance, September 30, 2008	45,748,287	4,575	1,438,193	—	(2,203,346)	(760,578)

The accompanying notes are an integral part of the financial statements.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Nine months	Nine months	Inception
	Ended	Ended	(Sept. 25, 2002)
	September 30,	September 30,	to September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(530,960)	$(377,317)	$(2,203,346)
Adjustments to reconcile net loss from operations to net cash used in operating activities:

Stock based compensation	143,500	32,000	255,500
Derpeciation	243	242	717
Debt discount on convertible notes	—	8,572	20,000

Changes in operating assets and liabilities:

(Increase) in prepaid expenses	(70,000)	(2,000)	(70,000)
Increase (decrease) in accounts payable	(146,813)	134,859	307,652
Increase in accrued interest	16,564	11,478	37,667
Increase (decrease) in accrued expenses	283,328	—	406,972
Increase (decrease) in accrued Ohio franchise tax	—	(100)	—
Increase in liability for research and development contract	—	32,000	—
Increase (decrease) in litigation settlement	—	(47,500)	—

Net cash used in operating activities	(304,138)	(207,766)	(1,244,838)

Cash flows from investing activities
Purchase of fixed assets	—	(1,240)	(1,616)
Patent expenditures	(14,469)	(6,131)	(72,877)

Net cash used in investing activities	(14,469)	(7,371)	(74,493)

Cash flows from financing activities
Proceeds from bank credit line	—	—	50,000
Proceeds from notes payable	—	—	60,000
Proceeds from notes payable — related parties	19,094	4,267	109,051
Repayment of bank line of credit	(3,305)	(2,649)	(8,119)
Repayment of notes payable	—	—	(60,000)
Repayment of notes payable — related parties	(45,218)	(4,210)	(102,927)
Proceeds from notes payable — convertible	—	226,250	246,250
Proceeds from sale of common stock	470,000	—	1,147,267

Net cash used in financing activities	440,571	223,658	1,441,522

Net change in cash	121,964	8,521	122,191
Cash — beginning	227	687	—

Cash — ending	$122,191	$9,208	$122,191

Supplemental disclosure
Interest paid	$8,142	$3,619	$20,407

Conversion value on 6% convertible notes	$—	$20,000	$20,000

Common stock issued for merger	$—	$32,000	$32,000

The accompanying notes are an integral part of the financial statements.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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
The accompanying financial statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company at September 30, 2008 and the results of its operations and cash flows for the three and nine months ended September 30, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.
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
September 30, 2008
(Unaudited)
NOTE 1 — ORGANIZATION AND PURPOSE — (continued)
As of September 30, 2008, the Company has not fully commenced nor has it received revenues from its planned principal operations.
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
September 30, 2008
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
Fixed assets
Fixed assets are recorded at historical cost and are depreciated on a straight-line basis over their estimated useful lives. Capitalized office equipment totaling $1,616 has an estimated useful life of 5 years. Depreciation expense for the nine months ended September 30, 2008 and September 30, 2007, was $243 and $242, respectively.
Income taxes:
In accordance with FASB 109, “Accounting for Income Taxes”, the Company recognizes deferred tax assets and liabilities for timing differences between the financial statement and tax bases of assets and liabilities.
At this time, it is not possible to determine the timing of when, if ever, the Company will begin operations and therefore the future tax benefit cannot be determined. Consequently, an allowance has been recorded for the full amount of the benefit.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS
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
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An Interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS (continued)
for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
NOTE 4 — GOING CONCERN
As shown in the accompanying financial statements, the Company incurred net losses since inception (September 25, 2002) to September 30, 2008 of $2,203,346.
The Company’s current liabilities exceeded its current assets by $834,354 and its total liabilities exceeded its total assets by $760,578 as of September 30, 2008. The Company is a development stage company and as such, has been funded through the issuance of corporate debt and common stock. There have been no revenues generated through product sales.
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

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 5 — PREPAID RESEARCH AND DEVELOPMENT RETAINER
On September 17, 2008, the Company entered into two agreements with Bright Sky, LLC of Naples, Florida for the final development and prototype production of the Company’s Hand Held Tracking Unit (HTU) and the Personal Locator Unit (PLU). The total estimated costs of these agreements is $1,052,700. In order for the Company to secure the services of Bright Sky, LLC, it was necessary for the Company to pay a retainer fee in the amount of $70,000. Although the agreements state that thirty (30%) per cent of the total estimated costs are to be paid upon approval of the agreements, Bright Sky, LLC has agreed to forego the thirty (30%) per cent requirement and invoice the Company on a pay-as-you go basis. As of September 30, 2008, the agreements have not been signed. (See Note 15 — SUBSEQUENT EVENTS for more details.)
NOTE 6 — PATENT
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
On May 10, 2007 an addendum was added to the license agreement which stated that all previous costs associated with the patent have been paid by the Company including but not limited to, the

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 6 — PATENT (continued)
cost of developing the Patent Rights and filing with the United States Patent & Trademark office in order to acquire the patent rights.
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
In September of 2006, the Company made an application for a second patent. This patent would enable the Company’s current technology to be interfaced with existing cellular telephone technology. On September 23, 2008, the Company received notification that the application for the second patent had been approved and that the U.S. Patent and Trademark Office is in the final stages of determination.
The total costs associated with obtaining the patent and research and development expenditures as of September 30, 2008, are as follows:

As of
September 30, 2008

Costs in obtaining patent	$72,877
Research and development	$632,524
Costs associated with obtaining the patent totaling $72,877 are being capitalized and will be amortized when operations commence.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 7 — COMMITMENTS AND CONTINGENCIES
EMPLOYMENT CONTRACTS
Effective January 31, 2008, the Company entered into Employment Agreements with Thomas J. Radu (“Radu”), President/Chief Executive Officer and Donald David Klins (“Klins”), Treasurer/Secretary/Chief Financial Officer. The Agreements are for a term of one-year each and are renewable in incremental one-year extensions. The base compensation for Radu and Klins is $120,000 and $60,000, respectively. Due to financial considerations, the Company has not been able to pay any wages. As such, the Company has recorded a liability of $140,864 or eight months worth of compensation as accrued wages and related payroll taxes as of September 30, 2008.
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
The terms of the Agreement call for an hourly rate of sixty-five dollars ($65), reimbursement of all out-of-pocket expenses and the issuance of one million six hundred thousand shares (1,600,000) of common stock valued at two cents ($.02) per share. The Company expensed $32,000 on September 30, 2007 to record the fair value of one million six hundred thousand shares. As of September 30, 2008, the shares had not been issued resulting in an accrual for research and development expenses.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 7 — COMMITMENTS AND CONTINGENCIES (continued)
On April 30, 2008, the Company agreed to renew its Consulting Agreement with Hoffman Electronics, Inc. The renewal period is for one year and will expire on April 30, 2009.
LIABILITY FOR CONSULTING SERVICES
On July 31, 2007, the Company entered into an Agreement with I.R. International Consultants, Inc. (“IR”). IR was to advise, consult and assist the Company in executing their business plan, press releases and public disclosures. IR was also to arrange meetings with brokerage firms and potential investors
The Agreement was for a twelve month period terminating on July 31, 2008 with no extension period. Compensation per the Agreement called for a Transaction Fee of ten percent (10%)of the value of the invested capital received by the Company due to the efforts of IR, plus the issuance of one million seven hundred thousand shares (1,700,000) of registered common stock. The fair value of the shares was not readily ascertainable at the time of the Agreement; the current value of the shares is $.25 per share. No expense or liability has been recorded and the shares have not been issued as of September 30, 2008.
As a result of the expiration of the Agreement and the non-issuance of the registered shares, on September 8, 2008, IR filed a complaint against the Company stating breach of contract. The Company’s position is that IR had not performed services as stated in the Agreement and the Company has refused to issue the shares. The Company’s legal counsel maintains that IR does not have sufficient grounds for relief and therefore no provision has been made for any contingent liability. (See Note 15 — SUBSEQUENT EVENTS for more details.)
On January 1, 2008, the Company entered into an Agreement with Donald David Klins, CPA (“Klins”). The agreement was issued in response to the continued effort and support provided by Klins since the inception of the corporation and was meant to reward Klins for consulting services that were vital to the advancement of the Company’s strategic planning and development projects.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 7 — COMMITMENTS AND CONTINGENCIES — (continued)
The terms of the Agreement call for the issuance of one million seven hundred thousand shares (1,700,000) of common stock valued at two cents ($.02) per share. The Company expensed $34,000 on January 31, 2008 to record the fair value of one million seven hundred thousand shares. The shares were issued on August 5, 2008.
On April 16, 2008, the Company entered into an Agreement with Steeltown Consulting Group, LLC (“Steeltown”). Steeltown is to provide services for the development of a business model, which will include sales strategies, marketing and public relations, negotiations with strategic partners as well as potential customers and negotiations of related contracts.
The terms of the Agreement call for an hourly rate of three hundred and fifty dollars ($350), reimbursement of all out-of-pocket expenses and the issuance of two million six hundred thousand shares (2,600,000) of common stock valued at two cents ($.02) per share. The Company expensed $52,000 on April 16, 2008 to record the fair value of two million six hundred thousand shares. The shares were issued on August 14, 2008.
On April 15, 2008, the Company entered into an Agreement with Island Capital Management LLC d/b/a Island Stock Transfer to serve as the Company’s official stock transfer agent. The Agreement is effective on April 15, 2008 and is for a one year period, ending on April 14, 2009. Per terms of the Agreement, fees due at the date of signing are $2,000 and one hundred thousand (100,000) shares of restricted common stock Valued at $.25 per share. Ongoing monthly fees are based on the number and type of transactions and the number of shareholders.
Due to the financial condition of the Company, Island Stock Transfer has agreed to forego payment of the signing fees until the date on which the Company’s stock begins public trading.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 7 — COMMITMENTS AND CONTINGENCIES — (continued)
As of September 30, 2008, the Company has not begun public trading. The cash fee of $2,000 and the value of the restricted common stock, one hundred thousand shares at $.25 per share or $25,000, are included in accrued expenses.
On May 23, 2008, the Company entered into a Settlement Agreement with Stocktrans, Inc. that called for an early termination of their Service Contract. Per terms of the Settlement Agreement, Stocktrans, Inc. is to receive $4,000 and sixteen thousand four hundred (16,400) shares of common stock valued at $.25 per share or $4,100. (As of September 30, 2008, the shares have not been issued.) The Company recorded an accrual of $4,100.
On July 1, 2008, the Company entered into a Consulting Agreement with WLR Enterprises, LLC (“WLR”). The services provided by WLR are limited to finding potential strategic partners and agents with the intent of acquiring additional investment capital.
The term of the Agreement is for a six month period ending on January 1, 2009 with no option of renewal. As compensation for these services, WLR will receive two hundred and thirty thousand shares (230,000) of common stock valued at twenty-five cents ($.25) per share plus reimbursement of all out-of-pocket expenses. The Company expensed $57,500 on July 1, 2008 to record the fair value of the two hundred and thirty thousand shares (230,000). The shares were issued on July 1, 2008.
NOTE 8 — LIABILITY FOR LITIGATION — SETTLEMENT AGREEMENTS
On March 25, 2006, the Company entered into an Employment Agreement with John F. Zak as Chief Executive Officer. His annual base salary was to be $120,000. Shortly after the signing of this Agreement, the Company discovered personal misrepresentations by Mr. Zak and the Employment Agreement was terminated by the Company. Subsequently, Mr. Zak filed a lawsuit against the Company for wrongful termination. The Company settled this litigation for $60,000 on March 28, 2007. Per the terms of settlement, the Company put 769,490 shares of common stock

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 8 — LIABILITY FOR LITIGATION — SETTLEMENT AGREEMENTS (continued)
(represented by 5 certificates) into escrow. Each certificate was issued for 153,898 shares of stock.
As per the terms of the agreement, Mr. Zak was to receive $60,000 for which he agreed to relinquish all claims against the Company and also to return his 769,490 shares of common stock. As payments were received by Mr. Zak, a certificate was to be released from escrow and returned to the Company. Mr. Zak received the final payment of $12,500 on November 15, 2007. As of November 28, 2007, all shares have been released from escrow.
NOTE 9 — LINE OF CREDIT — NATIONAL CITY BANK
On July 1, 2006, the Company obtained an unsecured Small Business Credit Line with National City Bank in the amount of $50,000. The credit line was needed in order to repay a $50,000 “bridge” loan from a potential investor.
The Small Business Credit Line has an annual interest rate of 10.25% and is personally guaranteed by Thomas J. Radu. Interest in the amount of $2,442 and $3,620 was paid during the nine month period ended September 30, 2008 and September 30, 2007, respectively.
NOTE 10 — CONVERTIBLE DEBENTURES
On September 6, 2006, the Company issued three (3) convertible notes. Two of the notes were issued with a face value of $5,000 while the third note had a face value of $10,000. Each note contained an Original Conversion Price (subject to adjustment) of 0.0758 shares per $1,000 purchased.
The Company determined the convertible debentures to have a beneficial conversion feature totaling $20,000. The beneficial conversion feature was recorded as a debt discount amortized over the life of the loans. The beneficial conversion feature was

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 10 — CONVERTIBLE DEBENTURES (continued)
valued using the intrinsic value method with the following assumptions: a stock price of $1,678 and an exercise price of $.0758 shares per $1,000 purchased.
The notes were due or convertible into common stock April 1, 2007. On April 1, 2007, all three (3) notes were converted into common stock. Each $5,000 note was converted into 20,000 shares while the $10,000 note was converted into 40,000 shares.
During the period from March 15, 2007 through September 13, 2007, the Company issued the following five (5) convertible notes:

Date of	Maturity	Face Value	Annual
Issuance	Date	of Note	Interest Rate

March 15, 2007	March 15, 2008	$100,000	12.00%
May 23, 2007	May 23, 2008	$50,000	12.00%
June 1, 2007	June 1, 2008	$13,750	12.00%
July 15, 2007	July 15, 2008	$12,500	12.00%
Sept. 13, 2007	Sept. 13, 2008	$50,000	12.00%
The Company has determined that the 12.00% convertible debentures do not have a beneficial conversion feature since the market price of the stock at issuance of the debentures was $.02 per share, which was less than the conversion price of $.25 per share.
The Company has $226,250 in notes that became due as of September 13, 2008 or sooner and are currently in default. The notes shall be due and payable upon written demand by holder if an event of default occurs. The Company is currently working to correct the default.
The Company continues to accrue interest on the notes at the stated annual interest rate of 12%. Accrued interest on these notes at September 30, 2008 is $36,997.
NOTE 11 — NOTE PAYABLE
A loan of $10,000 from Susan Schultz originated on September 13, 2005 and was originally intended to be used for the purchase of common stock.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 11 — NOTE PAYABLE (continued)
Due to unforeseen circumstances, the individual decided not to purchase the stock. The loan was unsecured, had an annual interest rate of 8% and is due on demand.
On November 28, 2007, the Company entered into a Settlement Agreement and Mutual Release with SV LLC, i.e., Susan Schultz, to convert the $10,000 note plus all accrued interest ($1,767) into shares of common stock. For this consideration, SV LLC received twenty-seven thousand seven hundred and seventy-seven (27,777) shares of common stock.
On November 15 2007, the Company received a $2,500 loan from David Mehalick. The loan is non-convertible, is due on demand and has an annual interest rate of 8%. Accrued interest on this loan as of September 30, 2008 is $176.
NOTE 12 — RELATED PARTY TRANSACTIONS
The outstanding unsecured loans from shareholders as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Ronald Kazdin	$960	$960
Thomas J. Radu	—	26,288
James W. Margulies	2,500	2,500
Donald Klins	164	—

	$3,624	$29,748

The Company received a $750 loan from Ronald Kazdin on October 17, 2005, an additional $2,000 loan on September 20, 2006 and a third loan in the amount of $210 on January 2, 2007. The Company made a repayment in the amount of $2,000 to Mr. Kazdin on May 25, 2007. The loans have an annual interest rate of 8% and are due on demand.
During the three month period ended September 30, 2008, payments in the amount of 45,218 were paid to Thomas J. Radu representing repayment of 100% of the balance due on all outstanding loans to Mr. Radu. Mr. Radu made the loans at various times since

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 12 — RELATED PARTY TRANSACTIONS (continued)
the inception of the Company. The Company had received additional loans from Mr. Radu in the amount of $18,930 during the nine month period ended September 30, 2008. The Company also paid accrued interest in the amount of $5,694.
On November 14, 2007, the Company received a $2,500 loan from James W. Margulies. The loan is non-convertible, is due on demand and has an annual interest rate of 8%. Mr. Margulies is also a holder of Company convertible debentures. He made loans to the Company on July 15, 2007 and November 13, 2007, in the amounts of $12,500 and $50,000, respectively. (See Note 10 — CONVERTIBLE DEBENTURES for more details).
On May 5, 2008, the Company received a $164 loan from Donald Klins. The loan has an annual interest rate of 8% and is due on demand.
Accrued interest on shareholder loans is $671 and $4,432 as of September 30, 2008 and December 31, 2007, respectively.
On January 1, 2008, the Company entered into an Agreement with Donald David Klins, CPA. The agreement was issued in response to the continued effort and support provided by Klins since the inception of the corporation. The terms of the Agreement call for the issuance of one million seven hundred thousand shares (1,700,000) of common stock valued at two cents ($.02) per share. The Company expensed $34,000 on January 31, 2008 to record the fair value of one million seven hundred thousand shares. The shares were issued on August 5, 2008. (See Note 7 — COMMITMENTS AND CONTINGENCIES for more details).
Mr. Klins is a shareholder as well as an officer and director.
NOTE 13 — COMPANY MERGER
On March 2, 2007, the Company entered into an Agreement and Plan of Merger with Curtis Acquisition, Inc., a Delaware corporation, and Heatherwood, Inc., a Delaware corporation. Per the Agreement, Guardian Zone Technologies, Inc., an Ohio Corporation, and Heatherwood, Inc. were merged into Curtis Acquisition Inc.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 13 — COMPANY MERGER (continued)
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
Upon the Effective Time of the Merger, the shares of Curtis Acquisition, Inc., Guardian Zone Technologies, Inc. (Ohio) and Heatherwood Inc., were to be surrendered and extinguished. Subsequently, Guardian Zone Technologies, Inc. (Ohio) was to be dissolved. (See Note 14 —STOCKHOLDERS’ DEFICIT for more details).
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
September 30, 2008
(Unaudited)
NOTE 13 — COMPANY MERGER (continued)
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

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 13 — COMPANY MERGER (continued)
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
NOTE 14 — STOCKHOLDERS’ DEFICIT
On March 2, 2007, the Company entered into an Agreement and Plan of Merger with Curtis Acquisition, Inc. and Heatherwood, Inc. Per the Agreement, Guardian Zone Technologies, Inc., an Ohio Corporation and Heatherwood, Inc., a Delaware Corporation were merged into Curtis Acquisition Inc., a Delaware corporation.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 14 — STOCKHOLDERS’ DEFICIT (continued)
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

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 14 — STOCKHOLDERS’ DEFICIT (continued)
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
On November 28, 2007, the Company retired 769,490 shares of common stock that were being held in escrow as collateral per terms of a Settlement Agreement resulting from litigation of a terminated Employment Agreement with John F. Zak, prior Chief Executive Officer. (See Note 8 — LIABILITY FOR LITIGATION — SETTLEMENT AGREEMENTS for more details).

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 14 — STOCKHOLDERS’ DEFICIT (continued)
On November 28, 2007, the Company entered into a Settlement Agreement and Mutual Release with SV LLC, i.e., Susan Schultz, to convert the $10,000 note plus all accrued interest ($1,767) into shares of common stock. For this consideration, SV LLC received twenty-seven thousand seven hundred and seventy-seven (27,777) shares of common stock. (See Note 11 — NOTE PAYABLE for more details).
On July 1, 2008, the Company issued two hundred and thirty thousand (230,000) shares of common stock valued at $57,500 to WLR Enterprises, LLC as per the Consulting Agreement dated July 1, 2008. (See Note 7 — COMMITMENTS AND CONTINGENCIES for more details.)
On July 7, 2008, the Company sold five hundred thousand (500,000) shares of common stock to Walter Rausch for $125,000.
On July 16, 2008, the Company sold one hundred thousand (100,000) shares of common stock to Gerrard Gust for $25,000.
On July 17, 2008, the Company sold four hundred thousand (400,000) shares of common stock to Gary Zakutney for $100,000.
On July 22, 2008, the Company issued one hundred thousand (100,000) shares of common stock to Robert Cormier for $25,000.
On July 22, 2008, the Company sold five hundred forty thousand (540,000) shares of common stock to David Gust for $135,000.
On July 22, 2008, the Company sold eighty thousand (80,000) shares of common stock to Thomas Gust for $20,000.
On July 30, 2008, the Company sold sixty thousand (60,000) shares of common stock to Michael Shumaker for $15,000.

GUARDIAN ZONE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 14 — STOCKHOLDERS’ DEFICIT (continued)
On August 5, 2008, the Company issued one million seven hundred thousand (1,700,000) shares of common stock valued at $34,000 to Donald David Klins, CPA, as per the Consulting Agreement dated January 1, 2008. (See Note 7 — COMMITMENTS AND CONTINGENCIES for more details.)
On August 14, 2008, the Company issued two million six hundred thousand (2,600,000) shares of common stock valued at $52,000 to Steeltown Consulting Group, LLC as per the Consulting Agreement dated April 16, 2008. (See Note 7 — COMMITMENTS AND CONTINGENCIES for more details.)
On August 21, 2008, the Company sold one hundred thousand (100,000) shares of common stock to John Gust for $25,000.
As of September 30, 2008, there were 84 current shareholders of the 45,748,287 outstanding shares of common stock of Guardian Zone Technologies, Inc.
NOTE 15 — SUBSEQUENT EVENTS
COMMITMENTS AND CONTINGENCIES
The Company’s legal counsel is seeking legal representation in the State of New York in order to respond to the legal action filed by I.R. International Consultants, Inc. Counsel continues to be of the belief that IR has no grounds for relief and therefore the Company has not recorded any contingent liability.
PREPAID RESEARCH AND DEVELOPMENT RETAINER
On October 15, 2008, the Company paid an additional $100,000 to Bright Sky, LLC for services rendered.
STOCKHOLDERS’ DEFICIT
On October 6, 2008, the Company sold one hundred thousand (100,000) shares of common stock to Sy Precision Machine for $25,000.

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
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in Quarterly Reports, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, failure to properly integrate acquisitions, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in our Securities and Exchange Commission filings.
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
Summary of Our Business
Our Company is developing technology solutions for more than six different electronic search and rescue concepts and design components. Through our wireless location services and products, we seek to provide potential customers with state-of-the-art tracking devices for search and rescue. The Company has developed two working prototypes of the system used in its products and we intend to continue research and development efforts, as well as to move forward with the mass production and commercialization of our products. We acquired our first patent in May 2006 and received our second patent in September 2008 that will enable us to reach expanded markets.
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
The E-Amber Alert Fob works in tandem with the following technologies:
•	GPS receiver technology (to determine geographic location);

•	Cell towers (to determine secondary location and link to internet and call centers);

•	Internet links the communication with home owners, call center, and law enforcement agencies;

•	Call center (to monitor and coordinate search and rescue initiatives);

•	Police vehicle mobile unit (to track RF beacon signal from a police vehicle to aid in the search and recovery process); and

•	Hand-held mobile unit (to track RF beacon signal on foot to aid in the search and recovery process).
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
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Net Revenues and Cost of Goods Sold
The Company is a shell company and as such, principal operations have not yet begun, hence no revenues or cost of goods sold have been recognized.
Research and Development Expenses
The Company had $15,528 and $32,000 in research and development expenses during the nine month periods ended September 30, 2008 and September 30, 2007, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2008 increased 58.38% to $301,768 from $190,530 in the nine months ended September 30, 2007. Of the expenses for the nine months ended September 30, 2008, $39,514 were for stock transfer agent fees, $100,731 were for legal fees, $6,500 were for accounting fees and approximately $140,864 were payroll related expenses. For the nine months ended September 30, 2007, there were no costs associated with stock transfer activity, $152,973 were for legal fees and $34,543 were for accounting services. There were no payroll related costs. Due to the stage of the Company’s development, almost all of the selling, general and administrative expenses are for management and legal services to enable the Company to attain its potential as a publicly traded company.
Consulting Fees
Consulting fees for the nine months ended September 30, 2008 were $189,170 of which $34,000 were for services rendered by a related party for advancement of the Company’ strategic planning and development projects. The fees for the nine months ended September 30, 2007 were $68,875 of which $55,000 were paid to a related party for management services.
Interest Expense
Net interest expense for the nine months ended September 30, 2008 increased 60.62% to $24,251 from $15,098 in the nine months ended September 30, 2007. Approximately $20,325 or 83.81% of the interest expense for the nine months ended September 30, 2008 was related to the Company’s debt on convertible notes while interest expense on convertible notes for the nine month period ended September 30, 2007 was $8,572.
Income Tax Expense
No provision was made for income taxes for the nine month periods ended September 30, 2008 and 2007. Since the Company has not yet begun operations, the tax benefit cannot be determined.

Net Loss
As a result of the items discussed above, we incurred net losses of $530,960 for the nine months ended September 30, 2008 compared with a net loss of $377,317 for the nine months ended September 30, 2007.
Liquidity and Capital Resources
At September 30, 2008, we had cash and cash equivalents in the amount of $122,191 and a working capital deficit of $834,354. At December 31, 2007, the Company had cash and cash equivalents in the amount of $227 and a working capital deficit of $902,668.
Due to the nature of development stage enterprises, the funds necessary to support the start-up expenses as well as research and development expenses were acquired through the sale of common stock and through borrowings. Since the date of inception, September 25, 2002 to September 30, 2008, total cumulative proceeds from the sale of common stock are $1,147,267, while debt funding in the form of notes payable, and a line of credit is $294,255. Since the date of inception, September 25, 2002, the Company has needed to invest approximately $632,524 in research and development expenses and an additional $72,877 in acquiring two patents.
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
Revenue Recognition — a Development Stage Company
The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived therefrom. As of September 30, 2008, the Company has not fully commenced nor has it received revenues from its planned principal operations.
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
Fixed assets
Fixed assets are recorded at historical cost and are depreciated on a straight-line basis over the useful lives. Capitalized office equipment totaling $1,616 has a useful life of 5 years. Depreciation expense for the nine months ended September 30, 2008 and September 30, 2007, was $243 and $242, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On September 8, 2008, I.R. International Consultants, Inc. (“I.R. International”) filed a complaint against the Company in the Supreme Court of the State of New York alleging that the Company breached its obligations under a consulting agreement (the “Agreement”) between I.R. International and the Company. I.R. International is seeking damages in the amount of $850,000 together with interest from July 31, 2007. Additionally, I.R. International is seeking the issuance of one million seven hundred thousand (1,700,000) shares of unrestricted common stock of the Company that I.R. International claims it is due pursuant to the Agreement. The Company is disputing the validity of the Agreement, the allegations within the complaint, and the filing of the complaint on jurisdictional grounds. The Company intends to vigorously defend the matter. However, there can be no assurance that we will be successful in defending these claims.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)
On July 1, 2008, the Company issued 230,000 shares of restricted common stock in exchange for services pursuant to a Consulting Agreement with WLR Enterprises, LLC. These securities were not sold through an underwriter and there were no underwriting discounts or commissions involved. This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering.
On July 7, 2008, the Company sold 500,000 shares of restricted common stock for $125,000 in a private placement. These securities were not sold through an underwriter and there were no underwriting discounts or commissions involved. The recipient of the stock represented his intention to acquire the securities for investment only and not with a view toward distribution. The offer and sale of the note was conducted pursuant to Rule 506 of Regulation D of the Securities Act on the basis that the private placement did not involve a public offering.
On July 16, 2008, the Company sold 100,000 shares of restricted common stock for $25,000 in a private placement. These securities were not sold through an underwriter and there were no underwriting discounts or commissions involved. The recipient of the stock represented his intention to acquire the securities for investment only and not with a view toward distribution. The offer and sale of the note was conducted pursuant to Rule 506 of Regulation D of the Securities Act on the basis that the private placement did not involve a public offering.
On July 17, 2008, the Company sold 400,000 shares of restricted common stock for $100,000 in a private placement. These securities were not sold through an underwriter and there were no underwriting discounts or commissions involved. The recipient of the stock represented his intention to acquire the securities for investment only and not with a view toward distribution. The offer and sale of the note was conducted pursuant to Rule 506 of Regulation D of the Securities Act on the basis that the private placement did not involve a public offering.
On July 22, 2008, the Company sold an aggregate of 720,000 shares of restricted common stock for a total of $180,000 in private placement. These securities were not sold through an underwriter and there were no underwriting discounts or commissions involved. Each of the recipients of the stock represented his or her intention to acquire the securities for investment only and not with a view toward distribution. The offer and sale of the notes were conducted pursuant to Rule 506 of Regulation D of the Securities Act on the basis that the private placement did not involve a public offering.
On July 30, 2008, the Company sold 60,000 shares of restricted common stock for $15,000 in a private placement. These securities were not sold through an underwriter and there were no underwriting discounts or commissions involved. The recipient of the stock represented his intention to acquire the securities for investment only and not with a view toward distribution. The offer and sale of the note was conducted pursuant to Rule 506 of Regulation D of the Securities Act on the basis that the private placement did not involve a public offering.
On August 5, 2008, the Company issued 1,700,000 shares of restricted common stock valued at $34,000 to Donald Klins, Chief Financial Officer of the Company, in exchange for services rendered. These securities were not sold through an underwriter and there were no underwriting discounts or commissions involved. The recipient of the stock represented his intention to acquire the securities for investment only and not with a view toward distribution. This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering.
On August 14, 2008, the Company issued 2,600,000 shares of restricted common stock valued at $52,000 in exchange for services pursuant to a Consulting Agreement with Steeltown Consulting Group, LLC. These securities were not sold through an underwriter and there were no underwriting discounts or commissions involved. This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering.
On August 21, 2008, the Company sold 100,000 shares of restricted common stock for $25,000 in a private placement. These securities were not sold through an underwriter and there were no underwriting discounts or commissions involved. The recipient of the stock represented his intention to acquire the securities for investment only and not with a view toward distribution. The offer and sale of the note was conducted pursuant to Rule 506 of Regulation D of the Securities Act on the basis that the private placement did not involve a public offering.
On September 29, 2008, the Company sold an additional 100,000 shares of restricted common stock for $25,000 in a private placement. These securities were not sold through an underwriter and there were no underwriting discounts or commissions involved. The recipient of the stock represented his intention to acquire the securities for investment only and not with a view toward distribution. The offer and sale of the note was conducted pursuant to Rule 506 of Regulation D of the Securities Act on the basis that the private placement did not involve a public offering.

Other than the securities mentioned above, the Company did not issue or sell any securities during the quarter ended September 30, 2008.
(b)
Not applicable because the Company’s Registration Statement on Form SB-2, as amended, filed by the Company on January 11, 2008 (File No. 333-148335), relates to sales of the Company’s common stock by certain selling stockholders. The Company has not and will not receive any proceeds from such offering and no underwriters were retained by the Company in connection with such offering.
(c)
Not applicable.
Item 3. Defaults Upon Senior Securities.
During the period from March 15, 2007 through September 13, 2007, the Company issued the following five (5) convertible notes:

Date of	Maturity	Face Value	Annual
Issuance	Date	of Note	Interest Rate

March 15, 2007	March 15, 2008	$100,000	12.00%
May 23, 2007	May 23, 2008	$50,000	12.00%
June 1, 2007	June 1, 2008	$13,750	12.00%
July 15, 2007	July 15, 2008	$12,500	12.00%
Sept. 13, 2007	Sept. 13, 2008	$50,000	12.00%
The Company has $226,250 in notes that became due as of September 13, 2008 or sooner and are currently in default. The notes are due and payable upon written demand by holder if an event of default occurs. The Company is currently working to correct the default. The Company continues to accrue interest on the notes at the stated annual interest rate of 12%.
As of September 30, 2008, accrued interest on the defaulted notes was $36,997, for a total arrearage of $263,247.
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
Date: November 18, 2008
	By:	/s/ Thomas J. Radu
Thomas J. Radu, Director, Chief Executive Officer and President

Date: November 18, 2008
	By:	/s/ Donald Klins
Donald Klins, Director, Chief Financial Officer and Secretary and Treasurer